Form 10-K
period 1999-12-31
PENINSULA GAMING CO LLC; PENINSULA GAMING CORP
filed 2000-03-30
CIK 1095997, 1096051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from ____________ to ____________


                       Commission File Number ____________

             Peninsula Gaming Company, LLC / Peninsula Gaming Corp. (Exact name of registrant as specified in its charter)

                  Delaware                 ______42-1483875______
          (State of incorporation) (I.R.S. Employer Identification No.)

          3rd Street Ice Harbor, PO Box 1750, Dubuque, Iowa 52004-1683
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (319) 583-7005

        Securities registered pursuant to Section 12 (b) of the Act: None

        Securities registered pursuant to Section 12 (g) of the Act: None

                                (Title of Class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __ No X

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          All of the common equity interests of Peninsula Gaming Company, LLC (the "Company") are held by Peninsula Gaming Partners, LLC, and all of the common stock of Peninsula Gaming Corp. is held by Peninsula Gaming Company, LLC.

                                TABLE OF CONTENTS

PART I            .............................................................1
   ITEM 1.        BUSINESS.....................................................1
   ITEM 2.        PROPERTIES...................................................7
   ITEM 3.        LEGAL PROCEEDINGS............................................9
   ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........9

PART II           ............................................................10
   ITEM 5.        MARKET FOR THE REGISTRANTS COMMON EQUITY AND
                      RELATED STOCKHOLDER MATTERS.............................10
   ITEM 6.        SELECTED FINANCIAL DATA.....................................11
   ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS.....................13
   ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK...........................................16
   ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................17
   ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE.....................43

PART III          ............................................................44
   ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT..............44
   ITEM 11.       EXECUTIVE COMPENSATION......................................47
   ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                      AND MANAGEMENT..........................................48
   ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............50

PART IV           ............................................................53
   ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                      REPORTS ON FORM 8-K.....................................53

                                     PART I

ITEM 1.  BUSINESS.

Description of the Business

General

         We own and operate the Diamond Jo riverboat casino, one of only two licensed gaming operations in Dubuque, Iowa. We are organized in Delaware as a limited liability company and commenced operations upon our acquisition of the Diamond Jo on July 15, 1999. The acquisition was financed, in part, through the issuance of $71,000,000 of Series A 12 1/4% Senior Secured Notes due 2006 in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Rule 144A promulgated thereunder.

         Peninsula Gaming Corp., the co-issuer of the notes, is our wholly-owned subsidiary and was formed solely to facilitate the offering of the notes in certain jurisdictions. Peninsula Gaming Corp. has no assets or operations.

         Our address is 3rd Street Ice Harbor, PO Box 1750, Dubuque, Iowa 52004-1683, and our telephone number is (319) 583-7005.

The Diamond Jo

         The Diamond Jo is a three-story, approximately 51,900 square foot riverboat casino, replicating a classic 19th century paddlewheel. The riverboat has the capacity for 1,390 patrons, features a spacious two-story atrium, and offers 650 slot machines and 39 table games in approximately 17,800 square feet of gaming space. Adjacent to the Diamond Jo is a two-story, approximately 33,000 square foot dockside pavilion, featuring our 116-seat Lighthouse Grill restaurant, our 175-seat Lucky Jo Saloon, our 30-seat Java Jo Coffee Bar, our gift shop, and our 205-seat Harbor View Room, a full service banquet facility. Approximately 1,000 convenient parking spaces are available to our patrons, including valet parking. The Diamond Jo is open seven days a week and functions primarily as a dockside riverboat with continuous boarding. The Diamond Jo is required by Iowa law to cruise only 100 times per year, for a minimum of two hours per cruise, which we satisfy by conducting a two-hour cruise at 7:30 a.m. on weekdays during the spring and summer months.

         The Diamond Jo operates from, and the dockside pavilion is located in, Dubuque's Ice Harbor, a waterfront development on the Mississippi River in downtown Dubuque. The Diamond Jo is centrally located in the Ice Harbor in downtown Dubuque and is accessible from each of the major highways in the area. On average, more than 30,000 vehicles pass our site per day. We share our dockside pavilion with the Spirit of Dubuque dinner-boat and the Iowa Welcome Center, featuring a museum, historical exhibits, shops, and an observation deck. The Mississippi River Museum is located within a five-minute walk from our site. Several cruise ships that operate on the Mississippi River, such as the Delta Queen and the Mississippi Queen, stop at the Ice Harbor regularly during the summer months. We believe that the Diamond Jo is among the principal entertainment venues for residents in and around Dubuque.

         In an effort to revitalize and enhance downtown Dubuque and to honor and preserve the Mississippi River, the Dubuque County Historical Society's Mississippi River Museum, the City of Dubuque, and the Dubuque Area Chamber of Commerce Foundation and numerous private corporations, foundations and individuals, as well as state and federal agencies, have recently commenced a redevelopment project around the Ice Harbor in downtown Dubuque. This project is expected to restore beauty and excitement to the Ice Harbor through the development of eight different projects. Approximately $21.6 million has been funded to date for this planned $30 million redevelopment project. The City of Dubuque expects the redevelopment project to be completed in several phases over the next four years.

Casino Operations

         We regularly adjust our overall game mix to appeal to our target market, based on, among other factors, the coin-in, hold percentage, location and age of our various slot machines. Approximately 70% of the Diamond Jo's gaming positions are slot machines. The 650 slot machines, all of which have bill validators, include denominations of $0.05 to $25.00, with more than 97% of the machines $1.00 or lower in denomination. At any one time, approximately 20% to 25% of our slot machines are video poker, video keno, and other electronic games of skill. Since January 1996, the casino has replaced or installed conversion packages on approximately 445 slot machines. Conversion packages are installations of new glass, reels and, on occasion, other coinhandling equipment to slot machines to update or replace the game and its appearance without replacing the entire machine. The recent authorization in Iowa of wide area progressives, networks of slot machines throughout several casinos resulting in higher jackpots, has allowed us to further improve our product mix with the introduction of 8 linked slot machines. The 39 table games offered by the Diamond Jo include three craps, two roulette, 25 blackjack, two Caribbean Stud, two Let-It-Ride, and five poker tables, primarily with low betting limits.

Business Strategy

         The Diamond Jo is the leading gaming facility in our market, having captured over half of Dubuque's casino gaming revenues since 1995, the casino's first full year of operations. We attribute our success to our competitive position and our unique local gaming operations, offering the most gaming positions and the only table games, video poker and video keno within 60 miles of Dubuque. Further, we believe that additional competitors are effectively precluded from entering our market due to constraints imposed by existing laws on the availability of gaming licenses.

         We anticipate continued growth through a combination of targeted marketing initiatives, enhanced by our electronic player tracking system, and locally funded development programs, including the $27 million redevelopment project in Dubuque's Ice Harbor, where the Diamond Jo is located. This redevelopment project is designed to enhance the attractiveness of the Ice Harbor as a community center and tourist destination, which we believe should lead to increased foot traffic around the site of, and increased admissions to, the Diamond Jo. To further capitalize on the Ice Harbor redevelopment project and to comply with requirements imposed by the gaming commission in connection with the grant of our gaming license, we intend to develop a hotel contiguous to our riverboat casino and dockside pavilion. The hotel is expected to contain 100 to 150 guest rooms and offer meeting space to attract professional and civic organizations for conferences, banquets and other events. The hotel should enable us to extend our geographic reach and target nearby tourist markets, including more than two million annual visitors to Galena. We believe that these developments will provide us with opportunities to significantly expand our customer base, resulting in increased revenues.

Growth Strategy

         We have developed marketing and promotional strategies designed to attract new customers and reward frequent gaming customers. In order to attract new customers and create a high level of brand recognition, we frequently use billboard, print, radio, and television advertising throughout the Dubuque area as well as promotional offerings. In addition, in order to maintain and enhance goodwill within the Dubuque area, we sponsor numerous community events. We believe we are Dubuque's largest sponsor of these events, which include the Dubuque County Fair, rodeos, concerts and holiday celebrations, such as Memorial Day and 4th of July fireworks. We have also implemented extensive employee training programs designed to provide a high level of personalized service to our customers. Patrons of the Diamond Jo are offered membership to our players' club, known as the Diamond Club, which includes bimonthly mailings, gaming incentives, and food and beverage discounts. The Diamond Jo uses a state-of-the-art electronic player tracking system to monitor slot machine activity in real time, as well as the frequency and level of play of our Diamond Club members. This system enables us to focus our marketing efforts on our most valued customers and increase revenues from our existing customer base. With the help of this system, we can identify customer habits, such as the day of the week, time of day and dollar denominations our players' club members prefer to play. We can also store pertinent information for each member, including birthdates, favorite sports and music preferences. All of this information allows us to better define our members and gives us the ability to improve our marketing efforts by tailoring our promotions and direct mail offers.

Competition

          General. Riverboat gaming licenses in the State of Iowa are granted to not-for-profit "qualified sponsoring organizations" which may operate the riverboats themselves or may enter into agreements with other parties to operate the riverboats. The granting of new licenses requires regulatory approval, which includes, among other things, satisfactory feasibility studies. The Dubuque Racing Association is the not-for-profit organization that holds the Diamond Jo's qualified sponsoring organization gaming license and has contracted with us to operate the Diamond Jo.

         In 1998, the gaming commission adopted a rule that limits the number of riverboat gaming licenses in Iowa to ten, subject to limited exceptions, including licenses issued to purchasers of existing licensed facilities and licenses issued to replace an existing facility if its license is surrendered, not renewed, or revoked and prohibits the transfer of a license outside the county in which the riverboat operated on May 1, 1998. There are currently ten licensed riverboat gaming facilities operating in Iowa. The rule also prohibits existing licensees from increasing the number of table games or slot machines at their gaming facilities without prior gaming commission approval. The 1999 legislature considered, but did not adopt, proposals to further limit the number of riverboats and expansion of existing boats and to make other changes in Iowa's gaming laws.

          The Dubuque gaming market borders other neighboring gaming markets. These neighboring markets include:

          (1)  Elgin and Aurora, Illinois to the east;
          (2) Marquette, Iowa and Native American gaming in Wisconsin and Minnesota to the north;
          (3) Des Moines, Iowa and Native American gaming in Tama, Iowa to the west; and
          (4) Clinton, Iowa and the Quad Cities (Bettendorf and Davenport, Iowa and Moline and Rock Island, Illinois) to the south.

         We believe that the Diamond Jo competes only indirectly with gaming facilities in these neighboring markets.

         Dubuque. The Diamond Jo's principal competition is the only other licensed gaming facility in Dubuque, the Dubuque Greyhound Park. The Dubuque Greyhound Park, which opened its casino in 1995, is located three miles north of the Diamond Jo and offers 600 slot machines and live greyhound racing from May through October of each year with simulcasts from other greyhound tracks. The Dubuque Greyhound Park also offers, on a limited basis, simulcasts of horse races. The Dubuque Greyhound Park is owned and operated by the Dubuque Racing Association. As a not-for-profit organization, the Dubuque Racing Association distributes a percentage of its cash flow to the City of Dubuque and local charities. The Dubuque Racing Association operating agreement allows us to restrict the number of slot machines at the Dubuque Greyhound Park to 600 if we do not increase the number of slot machines at the Diamond Jo to more than 650. In addition, subject to limited conditions, the Dubuque Racing Association operating agreement allows us to require that the weighted average theoretical slot payback percentage at the Dubuque Greyhound Park not exceed ours by more than 0.5%. We have elected to apply both of these restrictions to the Dubuque Greyhound Park. Under Iowa law, table games, video poker, video keno and other electronic games of skill are not permitted at the Dubuque Greyhound Park and, subject to limited conditions, we may prevent the Dubuque Greyhound Park from having these games even if they were allowed to operate them under Iowa law.

         The Diamond Jo competed with the Silver Eagle, which was located five miles east of us in East Dubuque, Illinois, through substantially all of 1995 and from May 1996 to July 1997, the date on which the Silver Eagle ceased operations. We believe the Silver Eagle ceased operations as a result of competitive pressures from

          (1) the Diamond Jo, which commenced operations of a larger riverboat during 1995,
          (2) the Dubuque Greyhound Park, which commenced operations during 1995, and
          (3) relaxation of Iowa gaming laws in 1995, permitting riverboat casinos in Iowa, such as the Diamond Jo, to operate predominately dockside while Illinois legislation required riverboat casinos in Illinois, such as the Silver Eagle, to operate only while cruising.

         [Legislation was recently enacted in Illinois to provide for dockside gaming in Illinois, which dockside gaming is limited to ten licenses, nine of which are currently active and the tenth of which, we believe, will be located in Rosemont, Illinois and to relocate the existing but inactive riverboat gaming license to Cook County, Illinois, outside the city limits of the City of Chicago. We believe that additional competitors are effectively precluded from entering our market, due to constraints imposed by existing laws on the availability of gaming licenses.] -3-

Employees

         We maintain a staff of approximately 475 to 500 full-time equivalent employees, depending upon the time of the year. None of our employees are covered by a collective bargaining agreement. We have not experienced any labor problems resulting in a work stoppage, and believe we maintain good relations with our employees.

Recent Developments

         On March 15, 2000, we consummated a registered exchange offer, pursuant to which all of our issued and outstanding 12 1/4% Senior Secured Notes due 2006 were exchanged for our Series B 12 1/4% Senior Secured Notes due 2006 (the "Series B Notes).

Regulatory Matters

         General. We are subject to regulation by the State of Iowa and, to a lesser extent, by federal law. We are subject to regulations that apply specifically to the gaming industry and casinos, in addition to regulations applicable to businesses generally. Legislative or administrative changes in applicable legal requirements, including legislation to prohibit casino gaming, have been proposed in the past. It is possible that the applicable requirements to operate an Iowa gaming facility will become more stringent and burdensome, and that taxes, fees and expenses may increase. It is also possible that the number of authorized gaming licenses in Iowa may increase, which would intensify the competition that we face. Our failure to comply with detailed regulatory requirements may be grounds for the suspension or revocation of one or more of our licenses which would have a material adverse effect on us.

         Iowa Riverboat Gaming Regulation. Our operations are subject to Chapter 99F of the Iowa Code and the regulations promulgated under that Chapter and the licensing and regulatory control of the gaming commission.

         Under Iowa law, the legal age for gaming is 21, and wagering on a "gambling game" is legal when conducted by a licensee on an "excursion gambling boat." An "excursion gambling boat" is a self-propelled excursion boat, and a "gambling game" is any game of chance authorized by the gaming commission. While dockside casino gaming is currently authorized by the gaming commission, a licensed excursion gambling boat is required to conduct at least one two-hour excursion cruise each day for at least 100 days during the excursion season to operate during the off-season. The excursion season is from April 1st through October 31st of each calendar year. The excursions conducted by the Diamond Jo during the 1999 cruising season satisfied the requirements of Iowa law for the conduct of off-season operations.

         The legislation permitting riverboat gaming in Iowa authorizes the granting of licenses to "qualified sponsoring organizations." A "qualified sponsoring organization" is defined as a nonprofit corporation organized under
Iowa law, whether or not exempt from federal taxation, or a person or association that can show to the satisfaction of the gaming commission that the person or association is eligible for exemption from federal income taxation under Sections 501(c)(3), (4), (5), (6), (7), (8), (10) or (19) of the Internal
Revenue Code. That not-for-profit corporation may operate the riverboat itself, or it may enter into an agreement with another boat operator to operate the riverboat on its behalf. A boat operator must be approved and licensed by the gaming commission. The Dubuque Racing Association, a not-for-profit corporation organized for the purpose of operating a pari-mutuel greyhound racing facility in Dubuque, Iowa, first received a riverboat gaming license in 1990 and has served as the "qualified sponsoring organization" of the Diamond Jo since March 18, 1993. The Dubuque Racing Association subsequently entered into the Dubuque Racing Association operating agreement with Greater Dubuque Riverboat Entertainment Company, the previous owner and operator of the Diamond Jo, authorizing Greater Dubuque Riverboat Entertainment Company to operate riverboat gaming operations in Dubuque. The Dubuque Racing Association operating agreement was approved by the gaming commission on March 18, 1993. The term of the Dubuque Racing Association operating agreement currently runs until March 31, 2002, with two three-year renewal options afterward, subject to the satisfaction of limited conditions. We assumed the rights and obligations of Greater Dubuque Riverboat Entertainment Company under the Dubuque Racing Association operating agreement.

          Under Iowa law, a license to conduct gaming may be issued in a county only if the county electorate has approved the gaming. The electorate of Dubuque County, Iowa, which includes the City of Dubuque, approved gaming on May 17, 1994 by referendum, including gaming conducted by the Diamond Jo. Approximately 80% of the votes cast approved gaming at that time. However, the 2002 referendum must be held at the general election in 2002, and a reauthorization referendum must be held each eight years afterward. Each referendum requires the vote of a majority of the votes cast. If any reauthorization referendum is defeated, Iowa law provides that any previously issued gaming license will remain valid for a total of nine years from the date of original issuance of the license, subject to earlier nonrenewal or revocation under Iowa law and regulations applicable to all licenses.

         Proposals to amend or supplement Iowa's gaming statutes are frequently introduced in the Iowa state legislature. In addition, the state legislature sometimes considers proposals to amend or repeal Iowa law and regulations, which could effectively prohibit riverboat gaming in the State of Iowa, limit the expansion of existing operations or otherwise affect our operations. Although we do not believe that a prohibition of riverboat gaming in Iowa is likely, we can give no assurance that changes in Iowa gaming laws will not occur or that the changes will not have a material adverse effect on our business.

         The gaming commission adopted in 1998 a rule that prohibits licensees, including the Diamond Jo, from increasing the number of gaming tables and gaming machines without gaming commission approval. This approval is based on several factors, including whether the increase will:

          (1)  positively impact the community in which the licensee operates,
          (2)  result in permanent improvements and land-based developments, and
          (3) have a detrimental impact on the financial viability of other licensees operating in the same market. As a result of this rule, we may be unable to increase the number of gaming positions on the Diamond Jo.

         Substantially all of the Diamond Jo's material transactions are subject to review and approval by the gaming commission. All contracts or business arrangements, verbal or written, with any related party or in which the term exceeds three years or the total value of the contract exceeds $50,000 must be submitted in advance to the gaming commission for approval. Additionally, contracts negotiated between the Diamond Jo and a related party must be accompanied by economic and qualitative justification.

         We must submit detailed financial, operating and other reports to the gaming commission. We must file monthly gaming reports indicating adjusted gross receipts received from gambling games and the total number and amount of money received from admissions. Additionally, we must file annual financial statements covering all financial activities related to our operations for each fiscal year. We must also keep detailed records regarding our equity structure and owners.

         Iowa has a graduated wagering tax on riverboat gambling equal to five percent of the first one million dollars of adjusted gross receipts, ten percent on the next two million dollars of adjusted gross receipts and twenty percent on adjusted gross receipts of more than three million dollars. In addition, Iowa riverboats share equally in costs of the gaming commission and related entities to administer gaming in Iowa, which is currently approximately $316,000 per year per riverboat. Further, the Diamond Jo pays to the City of Dubuque a fee equal to $.50 per passenger.

         If the gaming commission decides that a gaming law or regulation has been violated, the gaming commission has the power to assess fines, revoke or suspend licenses or to take any other action as may be reasonable or appropriate to enforce the gaming rules and regulations. In addition, renewal is subject to, among other things, continued satisfaction of suitability requirements.

          Regulatory Requirements Applicable to Owners of the Securities and Others. We are required to notify the gaming commission as to the identity of, and may be required to submit background information regarding, each director, corporate officer and owner, partner, joint venturer, trustee or any other person who has a beneficial interest of five percent or more, direct or indirect, in Peninsula Gaming Company. The gaming commission may also request that we provide them with a list of persons holding beneficial ownership interests in Peninsula Gaming Company of less than five percent. For purposes of these rules, "beneficial interest" includes all direct and indirect forms of ownership or control, voting power or investment power held through any contract, lien, lease, partnership, stockholding, syndication, joint venture, understanding, relationship, present or reversionary right, title or interest, or otherwise. The gaming commission may determine that holders of the notes, Peninsula Gaming Company's common membership interests and preferred membership interests, and Peninsula Gaming Partners' common membership interests and convertible preferred membership interests have a "beneficial interest" in us. The gaming commission may limit, make conditional, suspend or revoke the license of a licensee in which a director, corporate officer or holder of a beneficial interest in the person includes or involves any person or entity which is found to be ineligible as a result of want of character, moral fitness, financial responsibility, or professional qualifications or due to failure to meet other criteria employed by the gaming commission.

         If any gaming authority, including the gaming commission, requires any person, including a record or beneficial owner of the securities, to be licensed, qualified or found suitable, the person must apply for a license, qualification or finding of suitability within the time period specified by the gaming authority. The person would be required to pay all costs of obtaining the license, qualification or finding of suitability. If a record or beneficial owner of any of the notes or any membership interest of Peninsula Gaming Partners or Peninsula Gaming Company is required to be licensed, qualified or found suitable and is not licensed, qualified or found suitable by the gaming authority within the applicable time period, these notes or membership interests will be subject to regulatory redemption procedures. Notes to be redeemed under a required regulatory redemption are redeemable by us, in whole or in part, at any time upon not less than 20 Business Days nor more than 60 days notice, or such earlier date as may be ordered by any governmental authority.

         As of the date of this report, the gaming commission has not required the securityholders to apply for a finding of suitability to own the securities. However, the gaming commission could require a holder of the securities to submit an application in the future.

         Federal Regulation of Slot Machines. We are required to make annual filings with the U.S. Attorney General in connection with the sale, distribution or operation of slot machines. All requisite filings for the most recent year and the current year have been made.

         Potential Changes in Tax and Regulatory Requirements. In the past, federal and state legislators and officials have proposed changes in tax law, or in the administration of the laws, affecting the gaming industry. The gaming commission and the Iowa legislature sometimes consider limitations on the expansion of gaming in Iowa and other changes in gaming laws and regulations. Proposals at the national level have included a federal gaming tax and limitations on the federal income tax deductibility of the cost of furnishing complimentary promotional items to customers, as well as various measures which would require withholding on amounts won by customers or on negotiated discounts provided to customers on amounts owed to gaming companies. It is not possible to determine with certainty the likelihood of possible changes in tax or other laws or in the administration of the laws. The changes, if adopted, could have a material adverse effect on our financial results.

         The United States Congress created a national commission, the National Gaming Impact Study Commission, which generally has the duty to conduct a comprehensive legal and factual study of gambling in the United States and existing federal, state and local policies and practices with respect to the legalization or prohibition of gambling activities, to formulate and propose changes in the policies and practices and to recommend legislation and administrative actions for such changes. The national commission issued its report to President Clinton, Congress, state governors and Native American tribal leaders on June 18, 1999. Any of the recommendations made by the national commission could result in the enactment of new laws and/or the adoption of new regulations which could have an adverse impact on the gaming industry. While we are unable at this time to determine the ultimate disposition of any of the recommendations that the national commission made, management does not believe that any of the recommendations, if enacted, would be reasonably expected to have a material adverse effect on our gaming operations.

         Liquor Regulations. The sale of alcoholic beverages by us is or will be subject to the licensing, control and regulation by the liquor agencies, which include the City of Dubuque and the Alcoholic Beverage Division of the Iowa Department of Commerce. The applicable liquor laws allow the sale of liquor during legal hours which are Monday through Saturday from 6 a.m. to 2 a.m. the next day and Sunday from 8 a.m. to 2 a.m. on Monday. Subject to few exceptions, all persons who have a financial interest in us, by ownership, loan or otherwise, must be disclosed in an application filed with, and are subject to investigation by, the liquor agencies. Persons who have a direct or indirect interest in any Iowa liquor license, other than hotel or restaurant liquor licenses, may be prohibited from licenses, may be prohibited from purchasing or holding the notes. All licenses are subject to annual renewal, are revocable and are not transferable. The liquor agencies have the full power to limit, condition, suspend or revoke any license or to place a liquor licensee on probation with or without conditions. Any disciplinary action could, and revocation would, have a material adverse effect upon the operations of our business. Many of our owners, officers and managers must be investigated by the liquor agencies in connection with our liquor permits. Changes in licensed positions must be approved by the liquor agencies.

         United States Coast Guard. The Diamond Jo is also regulated by the United States Coast Guard, whose regulations affect boat design and stipulate on-board facilities, equipment and personnel, including requirements that each vessel be operated by a minimum complement of licensed personnel, in addition to restricting the number of persons who can be aboard the boat at any one time. Our riverboat must hold, and currently possesses, a Certificate of Inspection and a Certificate of Documentation from the United States Coast Guard. Loss of the Certificate of Inspection would preclude our use of the Diamond Jo as an operating riverboat. In addition, the riverboat is subject to United States Coast Guard regulations requiring periodic hull inspections. The United States Coast Guard, upon our request allowed us to conduct an underwater hull inspection instead of the traditional out of water dry dock inspection. We expect to complete the underwater inspection in May 2000. The underwater hull inspection has not resulted in any loss of services of the riverboat. We will be required to perform another hull inspection within 30 months from the date of the completion of the underwater hull inspection. At that time, we may again seek approval from the Coast Guard for an underwater hull inspection in order to avoid any loss of services of the riverboat.

         All of our shipping employees employed on United States Coast Guard regulated vessels, even those who have nothing to do with the actual operation of the vessel, such as dealers, cocktail hostesses and security personnel, may be subject to maritime law, which, among other things, exempts those employees from state limits on workers' compensation awards. We maintain workers' compensation insurance in compliance with applicable Iowa law.

         The Shipping Act of 1916; The Merchant Marine Act of 1936. The Shipping Act of 1916, and the Merchant Marine Act of 1936, and applicable regulations contain provisions which would prevent persons who are not citizens of the United States from holding in the aggregate more than 25% of our outstanding membership interests, directly or indirectly. Peninsula Gaming Company's and Peninsula Gaming Partners' respective operating agreements contain prohibitions against any purchase or transfer of Peninsula Gaming Company's or Peninsula Gaming Partners' respective membership interests to any person or entity if, following the purchase or transfer, more than 25% of Peninsula Gaming Company's membership interests are owned, directly or indirectly, by persons who are not citizens of the United States. Any such purchase or transfer in violation of Peninsula Gaming Company's or Peninsula Gaming Partners' respective operating agreements is null and void, and Peninsula Gaming Company and Peninsula Gaming Partners will not recognize the purchaser, transferee or purported beneficial owner as a direct or indirect holder of an interest in Peninsula Gaming Company or Peninsula Gaming Partners, respectively, for any purpose. To the extent required by maritime laws, the managing member, managers and the officers of Peninsula Gaming Partners and Peninsula Gaming Company must be citizens of the United States.

         Other Regulations. We are subject to federal, state and local environmental and safety and health laws, regulations and ordinances that apply to non-gaming businesses generally, such as the Clean Air Act, Federal Water Pollution Control Act, Occupational Safety and Health Act, Resource Conservation Recovery Act, Oil Pollution Act and Comprehensive Environmental Response, Compensation and Liability Act, each as amended. We have not incurred, and do not expect to incur, material expenditures with respect to these laws. There can be no assurances, however, that we will not incur material liability under these laws in the future.


ITEM 2.  PROPERTIES

         The properties we acquired upon consummation of the acquisition of the Diamond Jo are located within the historic Ice Harbor district on the west bank of the Mississippi River in Dubuque, Iowa. These properties consist of several parcels of real property previously owned by Harbor Community Investment. We own a fee interest in the dockside pavilion, consisting of approximately 33,000 square feet, surface parking lots within close proximity to the dockside pavilion, and the walkway connecting the dockside pavilion to the dock to which the Diamond Jo is moored.

         The Diamond Jo and its dockside facility are currently pledged as collateral with respect to the 12 1/4% Senior Secured Notes due 2006, issued on July 15, 1999 by the Company and Peninsula Gaming Corp. in the original face amount of $71 million.

         In addition to the properties we purchased, we currently lease property used as a patio located between the dockside pavilion and the Diamond Jo, and property used as surface parking consisting of approximately 445 parking spaces that are in close proximity to the Diamond Jo. A portion of this parking area is expected to be used for construction of the new hotel.

         These leased properties are currently owned by the City of Dubuque and leased to the Dubuque Racing Association, which in turn subleases these properties to us. The sublease requires us to pay one dollar per year as rent. In connection with the acquisition of the Diamond Jo, we acquired Greater Dubuque Riverboat Entertainment Company's interests in this sublease. The terms of the Dubuque Racing Association lease with the City of Dubuque and our sublease with the Dubuque Racing Association have each been extended through December 31, 2008.

         The Dubuque Racing Association is also party to a parking agreement by and among the City of Dubuque, Greater Dubuque Riverboat Entertainment Company and other parties, which governs the use of the parking spaces we currently sublease from the Dubuque Racing Association. This parking agreement gives our patrons the non-exclusive right to use the approximately 445 parking spaces currently subleased from the Dubuque Racing Association. The agreement also gives our patrons and employees the non-exclusive right to use approximately 335 additional parking spaces that are owned by the City of Dubuque and are located in close proximity to the Diamond Jo. In exchange for these parking rights and the extension of the sublease with the Dubuque Racing Association, we are required, under some circumstances, to share costs of maintaining the subleased parking lots. In the future, we may amend the parking agreement to reallocate parking spaces that may be affected by the construction of our planned hotel.

         The gaming commission approved our application for a license to operate a gaming riverboat on May 20, 1999, effective upon the transfer of the Diamond Jo to us. As a condition to the grant of our gaming license, we are required by the gaming commission to spend up to a maximum of $11.5 million to develop and construct a hotel contiguous to the Diamond Jo and to commence construction of the hotel by December 2000. If we do not commence construction by December 2000, the gaming commission may refuse to renew our gaming license, which would prevent us from conducting gaming operations. It is contemplated that the hotel will contain 100 to 150 guest rooms and offer meeting space for conferences, banquets and other events. Although construction of the new hotel is expected to result in the loss of some existing parking spaces, we believe there will be adequate alternatives available to address our parking needs. Our ability to develop and construct the hotel will, among other things, depend upon the availability of sufficient financing and our receipt of necessary permits and licenses. We intend to commence construction of the hotel by the end of December 2000. We presently have neither commitments for any financing nor the requisite permits, licenses or approvals necessary for construction of the proposed hotel, and no assurance can be given that these financing, permits, licenses and approvals will be timely received, if at all.

         In connection with our commitment to develop and construct the hotel, we are currently negotiating a lease with the City of Dubuque for a parcel of real property on which we plan to construct the hotel, and a parcel of real property presently used as a patio for the dockside pavilion. These properties are currently subject to the Dubuque Racing Association sublease described above and, assuming we enter into the city lease, will be excluded from the Dubuque Racing Association sublease and instead will be leased by us directly from the City of Dubuque. We can give no assurances that we will be able to enter into the city lease on terms satisfactory to us. Because, at this time, we have not entered into such a lease with the City of Dubuque and have not negotiated terms for such a lease satisfactory to us, we have requested that the gaming commission release us from our obligation to build the hotel.

ITEM 3.  LEGAL PROCEEDINGS

         Except as described below, we are not a party to, and none of our property is the subject of, any pending legal proceedings other than litigation arising in the normal course of business. We believe this litigation is either covered by insurance or not material. We did not assume liability for any litigation involving the Diamond Jo or any of the related real property in our acquisition of the Diamond Jo from Greater Dubuque Riverboat Entertainment Company and of the real property from Harbor Community Investment.

         The footnotes to the historical financial statements included herein contain references to expenses associated with Greater Dubuque Riverboat
Entertainment Company ownership litigation. We are not a party to this litigation, and, under the terms of our acquisition agreements, we have not assumed any liabilities in connection with this litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          There is no established public trading market for any of the Company's common equity securities.

         As of March 27, 2000, there was one holder of record of the common equity of the Company, and the Company was the sole shareholder of Peninsula Gaming Corp. As of March 27, 2000, the Company has paid approximately $728,000 to Peninsula Gaming Partners, LLC, the Company's parent and sole manager, in connection with certain consulting services provided to PGP relating to the business operations of the Company and related organizational costs and expenses of PGP.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table represents selected financial data of the Company or its predecessor companies, Greater Dubuque Riverboat Entertainment Company and Harbor Community Investment, L.C., for the five years ended December 31, 1999.

         The selected historical financial data for the five years ended December 31, 1999 are derived from audited financial statements of the Company or its predecessor combined companies. The three years ended December 31, 1999 have been audited by Deloitte & Touche LLP, independent auditors, and are included in this form 10-K. The Company acquired the operations of the predecessor companies on July 15, 1999. The selected financial data set forth below should be read in conjunction with, and is qualified in its entirety by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's and the predecessor companies' financial statements and the related notes included elsewhere in this document.

         As set forth in the table below, the amount of non-recurring expenses consists of non-recurring charges related to sale of business and litigation involving the prior owners of the Diamond Jo and Greater Dubuque Riverboat Entertainment Company, as well as organizational costs and severance expenses incurred by the Company. For purposes of determining the ratio of earnings to fixed charges, earnings are defined as income before income taxes plus fixed charges. Fixed charges include interest expense on all indebtedness and amortization of bond issuance costs and bond discount. The Company's ratio of earnings to fixed charges for the period from July 15, 1999, the date of inception, to December 31, 1999 would have been 1.1x if the start-up and organizational costs expensed during this period were excluded.


                                                                                          Peninsula Gaming
                                     Predecessor Companies                                     Company
                        ----------------------------------------------------------------  ------------------ --------------------
                                                                           Period from
                                                                           January 1,
                                                                              1999          Period from          Period from
                                                                           to July 14,    July 15, 1999 to   January 1, 1999 to
                           1995        1996         1997        1998          1999        December 31,1999    December 31, 1999
                        ------------------------------------------------- -------------- ------------------- --------------------

                                                                 (Dollars in thousands)
Statement of
Operations Data
Revenues:
Casino                    30,493      40,267       40,572      44,167        23,764            21,153              44,917
Food and Beverage          2,167       2,619       2,449        2,469         1,408            1,235                2,643
Other                       215         329         406          290           121              122                  243
Less:  Promotional
allowances                (1,142)      (963)       (806)       (1,076)        (565)            (551)               (1,116)
                        ------------------------------------------------- -------------- ------------------- --------------------
Net Revenues              31,733      42,252       42,621      45,850        24,728            21,959              46,687

Expenses:
Casino                    14,559      16,430       16,706      17,819         9,797            8,730               18,527
Food and Beverage          1,303       2,586       2,196        2,299         1,408            1,248                2,656
Boat operations            1,505       1,997       2,005        2,056         1,055             936                 1,991
Other                       43          64           65          54            21                16                  37
Selling, general and
administrative             8,076       9,573       6,947        7,515         4,122            4,206                8,328
Depreciation and
amortization               1,133       2,026       1,826        1,895         1,157            1,541                2,698
Non-recurring expenses      101         58          170          928          1,871            3,134                5,005
                        ------------------------------------------------- -------------- ------------------- --------------------
Total expenses            26,720      32,734       29,915      32,566        19,431            19,811              39,242


                                                                                          Peninsula Gaming
                                     Predecessor Companies                                     Company           Pro Forma
                        ----------------------------------------------------------------  ------------------ --------------------
                                                                           Period from
                                                                           January 1,
                                                                              1999          Period from          Period from
                                                                           to July 14,    July 15, 1999 to   January 1, 1999 to
                           1995        1996         1997        1998          1999        December 31,1999    December 31, 1999
                        ------------------------------------------------- -------------- ------------------- --------------------
                                                                 (Dollars in thousands)


Income From Operations     5,013       9,518       12,706      13,284         5,297            2,148                7,445
Other income (expense)
Interest income             16          81          222          142           76               155                  231
Interest expense          (1,007)     (1,813)     (1,772)      (1,142)        (331)           (4,383)              (4,714)
Loss on sale of assets       0        (6,878)       (88)        (74)          (98)              (68)                (166)
                        ------------------------------------------------- -------------- ------------------- --------------------
Total other expense        (991)      (8,610)     (1,638)      (1,074)        (353)           (4,296)              (4,649)

Preferred member
  distributions              0           0           0            0             0              (289)                (289)
                        ------------------------------------------------- -------------- ------------------- --------------------
Net income (loss) to
common interests           4,022        908        11,068      12,210         4,944           (2,437)               2,507
                        ================================================= ============== =================== ====================

Ratio of earnings to
fixed charges              4.6x        1.5x         6.5x        10.8x         13.5x             .5x

Other Data
Cash flows from
operating activities       6,067      10,140       12,522      14,638         6,134            2,475
Cash flows from
investing activities       3,257     (18,162)      4,196       (1,793)         80             (68,611)
Cash flows from
financing activities       2,760      10,249      (15,114)    (12,806)       (8,277)           74,055
Distributions to
common members             1,408       1,380       6,583        7,027         5,258             286(1)


(1)  Accrued but not paid.




                                        At December 31,
                        -------------------------------------------------
                                                                                          ------------------
Balance Sheet Data:        1995        1996         1997        1998                            1999
                        -------------------------------------------------                 ------------------

Current assets             2,528       6,661        6,255       6,767                           8,765
Total assets              21,713       3,340       28,915      29,252                          88,175
Current liabilities        6,607       8,325        6,829       8,133                           4,370
Total debt                11,118      23,132       15,100       9,822                          74,898
Preferred member
  interest, redeemable         0           0            0           0                           7,000
Total members' equity      8,000       7,528       11,513      16,697                           6,277

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the "Selected Combined Financial Data" and the combined financial statements and the related notes thereto appearing elsewhere in this report. Some statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of the Litigation Reform Act, which involve risks and uncertainties.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

         The results of operations for the twelve months ended December 31, 1999 discussed below include our results of operations for the five and a half months ended December 31, 1999 and the combined results of operations for the six and a half months ended July 14, 1999 for the predecessor companies. The results of operations for the twelve months ended December 31, 1998 discussed below are the results of operations for the predecessor companies. As a result of the substantially different capital structure of our company in comparison to that of the predecessor companies, and of the applications of purchase accounting in connection with the acquisition, our results of operations may not be entirely comparable to the results of operations of the predecessor companies. In order to allow for the transfer of ownership of the Diamond Jo in accordance with the gaming commission guidelines, the Diamond Jo was closed for 30 business hours on July 14 and 15.

         For the years ended December 31, 1999 and 1998, Dubuque was a two-casino market consisting of the Diamond Jo and the Greyhound Park. Casino gaming win in the Dubuque market increased 7% to $78.7 million for the year ended December 31, 1999 from $73.5 million for the year ended December 31, 1998. We believe this increase was primarily due to an increase in the number of slot machines at the Greyhound Park, an increase in popular nickel machines at the Greyhound Park from 78 to 119 and changes in our game mix. Admissions to casinos in the Dubuque market decreased .5% to 2,005,452 for the year ended December 31, 1999 from 2,015,017 for the year ended December 31, 1998. For the year ended December 31, 1999, our share of the Dubuque market casino gaming win decreased to 57.1% from 60.0% and casino admissions decreased to 55.2% from 56.7%, in each case, for the year ended December 31, 1998. We believe our market share decrease was primarily due to the Greyhound Park reconfiguring its floor plan and increasing the number of its slot machines from 545 to 600 in September 1998. At 600 machines, the Dubuque Greyhound Park has met the limit defined within the Operating Agreement with Peninsula Gaming Company. This agreement expires in April 2002.

          Net revenues increased 1.8% to $46.7 million for the year ended December 31, 1999 from $45.8 million for the year ended December 31, 1998 due primarily to improved marketing efforts, better tracking of, and communication with our VIP players through our electronic player tracking system and a continued review and change in our game mix. Our admissions for the year ended December 31, 1999 decreased 3.1% to 1,106,829 from 1,142,008 for the year ended December 31, 1998 primarily as a result of unusually inclement weather during January 1999, closing of the casino for 30 hours during transfer of ownership, and the change of slot machine mix at the Dubuque Greyhound Park. For the year ended December 31, 1999, our win per admission increased 4.9% to $40.58 from $38.67 for the year ended December 31, 1998. Consistent with an increase in net revenues, win per gaming position increased 2.0% to $130.03 for the year ended December 31, 1999 from $127.51 for the year ended December 31, 1998. Our casino revenues also increased 1.7% to $44.9 million for the year ended December 31, 1999 from $44.2 million for the year ended December 31, 1998. Casino revenues were derived 81.1% from slot machines and 18.9% from table games for the year ended December 31, 1999 compared to 80.9% from slot machines and 19.1% from table games, respectively, for the year ended December 31, 1998. The increase in casino revenues was due primarily to an increase in slot revenues of 2.0% to $36.4 million for the year ended December 31, 1999 from $35.7 million for the year ended December 31, 1998. We believe that the increases in slot revenues, casino revenues, win per admission, and win per gaming position were due primarily to the same reasons net revenues increased for the year ended December 31, 1999 over the corresponding period of the prior year. Food and beverage revenues and other revenues increased 4.6% to $2.9 million for the year ended December 31, 1999 compared to $2.8 million for the year ended December 31, 1998, primarily due to an increase in complimentary food and beverage sales. Promotional allowances increased by 3.7% to $1.1 million for the year ended December 31, 1999 compared to $1.08 million for the year ended December 31, 1998 due to an increase in complimentary food and beverage provided to our Diamond Club members. Promotional allowances represent the estimated value of goods and services provided free of charge to casino patrons under our various marketing programs.

         Casino operating expenses increased 4.0% to $18.5 million or 41.3% of casino revenues for the year ended December 31, 1999 from $17.8 million or 40.3% of casino revenues for the year ended December 31, 1998. This increase of $0.7 million was due primarily to increased rental expense related to vendor participation slot machines of approximately $0.6 million. Food and beverage expenses increased approximately $.4 million or 15.6% to $2.7 million for the year ended December 31, 1999 from $2.3 million for the year ended December 31, 1998. We believe this increase was due to an increase in food cost due to increased patronage at our bars and restaurants, an increase in food product quality and an increase in payroll expenses of approximately $0.1 million. Selling, general and administrative expenses increased 10.8% to $8.3 million for the year ended December 31, 1999 from $7.5 million for the year ended December 31, 1998, primarily due to an increase in nonrecurring litigation and severance pay of $.5 million involving the separation and release agreement of Jim Rix, former Chief Operating Officer of Peninsula Gaming, an increase in marketing promotions of approximately $.2 million as well as an increase in insurance costs of approximately $.1 million. Included in the year ended December 31, 1999 and 1998 operating expenses were non-recurring expenses of $5.5 million and $.9 million, respectively, related to the sale of the business, litigation involving the prior owners of the Diamond Jo and Greater Dubuque Riverboat and the severance pay discussed above.

          Depreciation and amortization expense increased 42.4% to $2.7 million for the year ended December 31, 1999 from $1.9 million for the year ended December 31, 1998. This increase was due primarily to the amortization of $.6 million for the $56.6 million of goodwill recorded in connection with the July 1999 acquisition. Net interest expense was $4.5 million for the year ended December 31, 1999 and $1.0 million for the year ended December 31, 1998. The increase of interest expense was due to the issuance of $71 million senior secured notes at 12.25% interest rate related to the acquisition in July of 1999. Loss on disposal of assets was $0.2 million for the year ended December 31, 1999 and $0.1 million for the year ended December 31, 1998. These losses were attributable primarily to the replacement/upgrade of slot machines.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         In 1998, Dubuque was a two-casino market consisting of the Diamond Jo and the Greyhound Park. In 1997, Dubuque was a three-casino market for the months of January through June and a two-casino market for the months of July through December. The third casino, the Silver Eagle, ceased operations in July 1997 due in part, we believe, to competitive pressures and the effects of restrictive Illinois gaming regulations. Casino gaming win in the Dubuque market increased 9.6% to $73.5 million in 1998 from $67.1 million in 1997. We believe this increase was primarily due to increased advertising and promotions by the Diamond Jo and the Greyhound Park. Admissions to casinos in the Dubuque market of 2.0 million in 1998 increased 1.9% from admissions in 1997. Our share of the Dubuque market casino gaming win and admissions were substantially unchanged at 60.0% and 56.7%, respectively, in 1998, and 60.5% and 56.2%, respectively, in 1997.

         Net revenues increased 7.6% to $45.8 million from $42.6 million in 1997. Our admissions of 1.1 million in 1998 increased 2.8% from admissions in 1997. In 1998, win per admission increased 5.9% to $38.67 from $36.51 in 1997 as a result of increased marketing expenditures, our new electronic player tracking system and change in our game mix including changes to the payout probabilities on our slot machines. Our gaming positions were 949 at the end of both 1998 and 1997. In 1998, win per gaming position increased 8.9% to $127.51 from $117.13 in 1997 as a result of the foregoing reasons. Our casino revenues increased 8.9% to $44.2 million in 1998 from $40.6 million in 1997. Casino revenues were derived 80.9% from slot machines and 19.1% from table games in 1998 compared to 79.3% and 20.7% respectively, in 1997. Slot revenues increased 10.9% to $35.7 million in 1998 from $32.2 million in 1997. This increase was primarily due to an 18.6% increase in slot machine coin-in, which was partially offset by a decrease in the slot machine hold percentage. We lowered the slot machine hold percentages to encourage longer play from, and to enhance the overall gaming experience for, our current customer base which we believe has resulted in increased slot revenue. Table revenues were substantially unchanged at $8.5 million in 1998 compared to $8.4 million in 1997. Food and beverage and other revenues decreased 3.4% to $2.8 million in 1998 from $2.9 million in 1997 due to lower food and beverage prices designed to attract more gaming customers. Promotional allowances increased 33.6% to $1.1 million in 1998 from $0.8 million in 1997 due to increased complimentary food and beverage provided to our Diamond Club members.

         Casino operating expenses increased 6.7% to $17.8 million in 1998 from $16.7 million in 1997, but decreased as a percentage of casino revenues to 40.3% in 1998 from 41.2% in 1997. The increase of $1.1 million was due primarily to higher gaming taxes associated with the increased casino revenues that we generated in 1998 as compared to 1997. Food and beverage expense increased $0.1 million in 1998 due to an emphasis on serving high quality food and beverages. Selling, general and administrative expenses increased 8.2% to $7.5 million in 1998 from $6.9 million in 1997. The increase of $0.6 million was primarily the result of higher employee benefit costs. Included in 1998 and 1997 operating expenses were non-recurring expenses of $0.9 million and $0.2 million, respectively, related to the sale of the business and $0.2 million and $0.1 million, respectively, related to litigation involving the prior owners of the Diamond Jo and Greater Dubuque Riverboat.

         Depreciation and amortization expense increased 3.8% to $1.9 million in 1998 from $1.8 million in 1997. The increase in depreciation and amortization expense was primarily due to the purchase of our new electronic player tracking system. Net interest expense was $1.0 million and $1.5 million in 1998 and 1997, respectively. The reduction of interest expense was due to a decline in outstanding debt and more favorable interest rates. Loss on disposal of assets, which was primarily related to the replacement/upgrade of slot machines, was substantially unchanged at $0.1 million.

Liquidity and Capital Resources

         We generated $2.5 million in cash flows from operations for the period from July 15, 1999 to December 31, 1999. Net cash flows used for investing activities were $68.6 million, which related primarily to the acquisition of the Diamond Jo in July. Cash flows generated by financing activities were $74.1 million comprised of the proceeds from the issuance of the senior secured notes and common equity of $70.2 million and $9 million, respectively, and the payment of $4.8 million for bond issuance costs.

         We believe that cash on hand and cash generated from operations will be sufficient to satisfy our working capital requirements, maintenance and capital expenditures and other cash obligations. However, we cannot assure you that this will be the case. If cash on hand and cash generated from operations are insufficient to meet these obligations, we may have to refinance our debt or sell some or all of our assets to meet our obligations.

         Under the terms of the indenture governing the notes, we have the ability to obtain a new credit facility in the future to borrow up to $10.0 million if we determine that the availability of this facility would benefit our operations. We have engaged in preliminary discussions with lenders, and we intend to enter into a credit facility in the near future. We expect to finance the future construction of our planned hotel out of cash from operations and may secure additional financing through a portion of any new credit facility. We expect that the total cost to build the hotel will not exceed $11.5 million. There can be no assurance, however, that, if a credit facility is required for the hotel development, we will be able to enter into the credit facility on commercially reasonable terms. In that case, the failure to obtain a credit facility may materially affect our ability to finance the construction of our planned hotel, which may result in the revocation of our gaming license or otherwise negatively affect our operations and cash flows.

Seasonality and Inflation

         Our business is subject to seasonal fluctuations in the Iowa gaming business, which is typically weaker from November through February as a result of adverse weather conditions, and typically stronger from March through October. In general, our payroll and general and administrative expenses are affected by inflation. Although inflation has not had a material effect on our business to date, we could experience the effects of inflation in future periods.

Forward-Looking Statements

         Throughout this report we make forward-looking statements. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management's reasonable estimates of future results or trends. Although we believe that the plans and objectives reflected in or suggested by these forward-looking statements are reasonable, the plans or objectives may not be achieved. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. Unless otherwise required by law, we will not update forward-looking statements even though our situation may change in the future.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We have $71 million principal amount of notes outstanding under our indenture. We have no variable rate debt. Our fixed debt instruments are not generally affected by a change in the market rates of interest and therefore, these instruments generally do not have an impact on future earnings. However, as our fixed rate debt matures, future earnings and cash flows may be impacted by changes in interest rates related to debt incurred to fund repayments under maturing facilities. Additionally, should we assume variable rate debt in the future, we will be subject to market risk, which is the risk of loss from changes in market prices and interest rates.

         We have no investments in market risk sensitive instruments issued by others. The only securities owned by Peninsula Gaming Company, LLC are the shares of common stock of its wholly-owned subsidiary, Peninsula Gaming Corp.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO COMBINED FINANCIAL STATEMENTS
--------------------------------------


FINANCIAL STATEMENTS OF PENINSULA GAMING COMPANY, LLC

     Independent Auditors' Report                                             18

     Balance Sheet at December 31, 1999                                       19

     Statement of Operations for July 15, 1999 (Date of Inception)
     to December 31, 1999                                                     20

     Statement of Changes in Members' Equity for July 15, 1999
     (Date of Inception) to December 31, 1999                                 21

     Statement of Cash Flows for July 15, 1999 (Date of Inception)
     to December 31, 1999                                                     22

     Notes to Financial Statements                                            23

FINANCIAL STATEMENTS OF GREATER DUBUQUE RIVERBOAT ENTERTAINMENT COMPANY, L.C. AND HARBOR COMMUNITY INVESTMENT, L.C.

     Independent Auditors' Report                                             30

     Combined Balance Sheet at December 31, 1998                              31

     Combined Statements of Operations for the Years
     Ended December 31, 1997 and 1998 and the Period
     from January 1, 1999 through July 14, 1999                               32

     Combined Statements of Changes in Members' Equity
     for the Years Ended December 31, 1997 and 1998
     and the Period from January 1, 1999 through July 14, 1999                33

     Combined Statements of Cash Flows for the Years
     Ended December 31, 1997 and 1998 and the Period
     from January 1, 1999 through July 14, 1999                               34

     Notes to the Combined Financial Statements                               35

INDEPENDENT AUDITORS' REPORT


To the Members of
Peninsula Gaming Company, LLC
Dubuque, Iowa

We have audited the accompanying balance sheet of Peninsula Gaming Company, LLC (the "Company") as of December 31, 1999, and the related statements of operations, changes in members' equity, and cash flows for the period July 15, 1999 (date of inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peninsula Gaming Company, LLC as of December 31, 1999 and the results of its operations and its cash flows for the period July 15, 1999 (date of inception) to December 31, 1999 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE, LLP


Cedar Rapids, Iowa
February 25, 2000


PENINSULA GAMING COMPANY, LLC

BALANCE SHEET
DECEMBER 31, 1999
-----------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                                                       $ 7,918,742
         Accounts receivable, less allowance of $55,367                                      115,616
         Inventory                                                                            99,813
         Prepaid expenses                                                                    630,754
                           Total current assets                                            8,764,925

PROPERTY AND EQUIPMENT, NET (Note 3)                                                      18,950,194

OTHER ASSETS:
         Bond issuance costs, net of amortization of $318,945 (Note 13)                    4,520,894
         Goodwill and other intangible assets, net of amortization of $648,077            55,911,404
         Deposits                                                                             27,472
                           Total other assets                                             60,459,770
TOTAL                                                                                    $88,174,889

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
         Accounts payable                                                                   $476,868
         Accrued payroll and payroll taxes                                                 1,131,771
         Other accrued expenses                                                            2,609,630
         Current maturities of capital lease obligations (Note 5)                            151,331
                           Total current liabilities                                       4,369,600

LONG-TERM LIABILITIES:
         Senior secured notes, net of discount (Note 4)                                   70,203,780
         Capital lease obligations, net of current maturities (Note 5)                       324,450
                           Total long-term liabilities                                    70,528,230
                           Total liabilities                                              74,897,830

COMMITMENTS AND CONTINGENCIES (Notes 7 and 9)

PREFERRED MEMBER INTEREST, REDEEMABLE (Note 10)                                            7,000,000

MEMBERS' EQUITY (Note 11):
         Common member interest                                                            9,000,000
         Accumulated deficit                                                              (2,722,941)
                           Total members' equity                                           6,277,059

TOTAL                                                                                    $88,174,889

See notes to financial statements.


PENINSULA GAMING COMPANY, LLC

STATEMENT OF OPERATIONS
JULY 15, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 1999
-----------------------------------------------------------------------------------------------------------------

REVENUES:
  Casino                                                                                           $ 21,152,879
  Food and beverage                                                                                   1,235,297
  Other                                                                                                 122,012
  Less promotional allowances                                                                          (550,816)
                                                                                                 ----------------
         Total net revenues                                                                          21,959,372
                                                                                                 ----------------

EXPENSES:
  Casino                                                                                              8,729,651
  Food and beverage                                                                                   1,247,552
  Boat operations                                                                                       936,076
  Other                                                                                                  16,365
  Selling, general and administrative                                                                 4,206,073
  Start-up and organization costs (Note 13)                                                           3,134,095
  Depreciation and amortization                                                                       1,541,516
                                                                                                 ----------------
         Total expenses                                                                              19,811,328
                                                                                                 ----------------

INCOME FROM OPERATIONS                                                                                2,148,044
                                                                                                 ----------------

OTHER INCOME (EXPENSE):
  Interest income                                                                                       154,737
  Interest expense                                                                                   (4,383,143)
  Loss on sale of assets                                                                               (67,659))
                                                                                                 ----------------
         Total other expense                                                                         (4,296,065)
                                                                                                 ----------------

NET LOSS BEFORE PREFERRED DIVIDENDS                                                                  (2,148,021)

LESS PREFERRED MEMBER DISTRIBUTIONS                                                                    (288,750)
                                                                                                 ----------------

NET LOSS TO COMMON INTERESTS                                                                       $ (2,436,771)
                                                                                                 ================


See notes to financial statements.


PENINSULA GAMING COMPANY, LLC


STATEMENT OF CHANGES IN MEMBERS' EQUITY
JULY 15, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 1999
-------------------------------------------------------------------------------------------------------------------


                                                        COMMON                                       TOTAL
                                                        MEMBER              ACCUMULATED            MEMBERS'
                                                       INTEREST               DEFICIT               EQUITY


BALANCE, JULY 15, 1999                              $     9,000,000                             $    9,000,000

Net loss to common interest                                               $    (2,436,771)          (2,436,771)

Member distributions                                                             (286,170)            (286,170)

BALANCE, DECEMBER 31, 1999                          $     9,000,000       $    (2,722,941)      $    6,277,059


See notes to financial statements.

PENINSULA GAMING COMPANY, LLC

STATEMENT OF CASH FLOWS
JULY 15, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 1999
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                                  $    (2,436,771)
    Adjustments to reconcile net loss to net cash flows
      Provided by operating activities:
        Depreciation and amortization                                                               1,541,516
        Provision for doubtful accounts                                                                55,367
        Amortization of bond issuance costs and bond discount                                         341,536
        Loss on sale of assets                                                                         67,659
    Changes in operating assets and liabilities:
        Receivables                                                                                  (147,305)
        Inventory                                                                                     (26,869)
        Prepaid expenses and other assets                                                            (581,928)
        Accounts payable                                                                               466,889
        Accrued expenses                                                                             3,194,760
          Net cash provided by operating activities                                                  2,474,854

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment                                                       54,900
    Purchase of property and equipment                                                               (666,192)
    Acquisition, net of cash acquired                                                             (68,000,000)
          Net cash used by investing activities                                                   (68,611,292)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from senior secured notes                                                             70,181,189
    Bond issuance costs                                                                            (4,839,839)
    Proceeds from issuance of common membership interest                                            9,000,000
    Member distributions                                                                             (286,170)
          Net cash provided by financing activities                                                 74,055,180

NET INCREASE IN CASH                                                                                7,918,742

CASH AND CASH EQUIVALENTS AT                                                                         --
    BEGINNING OF PERIOD                                                                              --

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                                                             $     7,918,742

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for interest                                                  $     4,034,673

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
    Issuance of preferred member interest, redeemable (Notes 1 and 10)                        $     7,000,000

 See notes to financial statements

PENINSULA GAMING COMPANY, LLC

NOTES TO FINANCIAL STATEMENTS
ORGANIZATION, BUSINESS PURPOSE AND BASIS OF PRESENTATION

Peninsula Gaming Company, LLC (the "Company") is a wholly-owned subsidiary of Peninsula Gaming Partners, LLC ("PGP"). The Company is a Delaware limited liability company formed on January 26, 1999 for the purpose of purchasing assets comprising the Diamond Jo Casino and related real property.

The common membership interests of the Company are wholly-owned by PGP. The Company and PGP completed the sale of $71,000,000 of 12 1/4% Senior Secured Notes due 2006 and $3,000,000 in convertible preferred membership interests, respectively, during July 1999. Concurrently with the sale of the securities, the Company received a $9.0 million capital contribution from PGP ($6.0 million of which was contributed to the capital of PGP by common members of PGP and $3.0 million of which was contributed to the capital of PGP through the sale of PGP of convertible preferred membership interests as previously described). The proceeds for the above transactions were used to complete the purchase of certain assets comprising the Diamond Jo casino and related real property. On July 15, 1999, the Company acquired substantially all of the assets of Greater Dubuque Riverboat Entertainment Company, L.C. ("GDREC") and Harbor Community Investment, L.C. ("HCI") for $77,000,000. The purchase price was $70.0 million cash ($68.0 million net of casino cash acquired of $2.0 million) and $7.0 million in redeemable preferred membership interests (see Note 10). For financial statement purposes the acquisition was accounted for as a purchase and, accordingly, included in the Company's results since the date of the acquisition. The purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values on the date of the acquisition, as follows (in thousands):

            Property and equipment                               $19,300
            Current assets, other than cash                           78
            Goodwill and other intangibles                        56,559
                                                             ---------------
            Total assets                                          75,937
            Liabilities                                             (937)
                                                             ---------------
            Total Purchase Price                            $     75,000
                                                             ===============

The excess of the total acquisition costs over the fair market value of net assets acquired has been recorded as goodwill and other intangible assets and will be amortized on a straight-line basis over forty years.

The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company, GDREC and HCI as if the acquisition had occurred January 1, 1998.

Pro Forma Information (Unaudited)
(in thousands)

                                                   1999           1998
                                                  -------        -------

Net revenues                                      $46,687        $45,849

Income from Operations                             11,335         12,503

Net income to common interests                      1,238          2,506


The pro forma results do not include charges of $3,134,095 incurred by the Company in 1999 for start-up and organization costs. The pro forma results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Concentration of Risks - The Company's management estimates that regular customers are concentrated within 100 miles of the facility representing approximately 95% of the Company's customer base at December 31, 1999. The remaining 5% includes groups, tourists and highway travelers that live beyond 100 miles.

Cash and Cash Equivalents - The Company considers all cash on hand and in banks, certificates of deposit and other highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Allowance for Doubtful Accounts - The allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. The provision for doubtful accounts of $55,367 was recorded for the period
July 15, 1999 (date of inception) through December 31, 1999.

Inventories - Inventories consisting principally of food, beverage, retail items, and operating supplies are stated at the lower of first-in, first-out cost or market.

Property and Equipment - Property and equipment are recorded at cost and capitalized lease assets are recorded at their fair market value at the inception of the lease. Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred. Depreciation and amortization are computed on a straight-line basis over the following estimated useful lives:

                 Land improvements                         20-40 years
                 Building and portside improvements         9-40 years
                 Riverboat and improvements                 5-20 years
                 Furniture, fixtures and equipment          3-10 years
                 Computer equipment                          3-5 years
                 Vehicles                                      5 years

Bond Issuance Costs - Costs associated with the issuance of the bonds have been deferred and are being amortized over the life of the bonds using the effective interest method.

Goodwill and Other Intangible Assets - The excess of total acquisition costs over the fair market value of net assets acquired is amortized using the straight-line method over forty years. Management periodically assesses the recoverability of goodwill and other intangible assets by comparing its carrying value to the undiscounted cash flows expected to be generated by the acquired operation during the anticipated period of benefit.

Long-Lived Assets - Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Under the standard, if the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized. The impairment is measured based on the fair value of the asset. The Company does not believe that any such events or changes have occurred.

Financial Instruments - The carrying amount for financial instruments included among cash and cash equivalents, accounts receivable, accounts payable and security deposits approximates their fair value based on the short maturity of those instruments.

Income Taxes - The Company is limited liability company. In lieu of corporate income taxes, the members of a limited liability company are taxed on their proportionate share of the Company's taxable income. Therefore, no provision or liability for federal income taxes has been included in the financial statements.

Gaming Revenue - Gaming revenue is the net win from gaming activities, which is the difference between gaming wins and losses.

Promotional Allowances - Food, beverage, and other items furnished without charge to customers are included in gross revenues at a value which approximates retail and then deducted as promotional allowances to arrive at net revenues. The cost of such complimentary services have been included as casino expenses on the accompanying statement of operations. Such estimated costs of providing complimentary services allocated from the food and beverage and other operating departments to the casino department from July 15, 1999 (date of inception) to December 31, 1999 were $294,553 and $13,481 for food and beverage and other, respectively.

Advertising - The Company's policy is to expense all advertising costs as incurred.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Recent Accounting Pronouncements - In June 1998, the FASB issued a new statement, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), effective for fiscal years beginning after June 15, 2000. SFAS 133 requires, among other things, that derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives may, depending on circumstances, be recognized in earnings or deferred as a component of shareholders' equity until a hedged transaction occurs. In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133. Under the new effective date, the Company currently expects to adopt FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, in year 2001. The effect on the Company's financial position and results of operations is not expected to be material.

Reporting on the Costs of Start-up Activities - In April 1998, the American Institute of Certified Public Accountants issued the Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities, ("SOP 98-5"). SOP 98-5 requires that costs of start-up activities and organization costs be expensed as incurred and is effective for the Company in 1999. The Company has expensed $3,134,095 of organizational costs relating to the acquisition during the period ended December 31, 1999.

3.       PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1999 are summarized as follows:

       Land                                                             $800,000
       Building and portside improvement                               5,781,495
       Riverboats and improvements                                     7,778,823
       Furniture, fixtures and equipment                               4,413,878
       Computer equipment                                                198,111
       Vehicles                                                           72,181
       Equipment held under capital lease obligations                    704,527
       Subtotal                                                       19,749,015
       Accumulated depreciation                                        (798,821)
       Property and equipment, net                                   $18,950,194

4.       SENIOR SECURED NOTES

Senior Secured Notes at December 31, 1999 are as follows:

        Senior Secured Notes                                         $71,000,000
        Less:  unamortized discount                                    (796,220)
        Senior Secured Notes, net                                    $70,203,780

On July 15, 1999, the Company issued $71 million of 12.25% Senior Secured Notes (the "Notes") due July 1, 2006. Interest on the Notes is payable semiannually on July 1 and January 1 of each year, commencing on January 1, 2000. The Notes are collateralized by certain cash accounts and substantially all fixed assets. The Notes contain various restrictive covenants, which, among others, restrict the Company from paying certain dividends and making restricted investments. The Company was in compliance with such covenants for the period ended December 31, 1999.

The carrying amount of the Notes approximates the estimated fair value based on the credit, interest rate and the terms of the obligation.

The Notes are not redeemable at the Company's option prior to July 1, 2003. Thereafter, the Notes may be redeemed at the option of the Company, in whole or part, upon not less than 30 nor more than 60 day's notice, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest thereon, if any, to the applicable date of redemption, if redeemed during the 12-month period beginning on July 1 of the years indicated below:

                    Year                               Percentage

                     2003                                108.00 %
                     2004                                105.33
                     2005                                102.67

Notwithstanding the foregoing, at any time or from time to time prior to July 1, 2002, the Company may redeem, at their option, up to 35% of the aggregate principal amount of the Notes then outstanding at a redemption price of 112.25% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, through the applicable date of redemption, with the net cash proceeds of one or more equity offerings; provided, the such redemption shall occur within 60 days of the date of closing of such equity offering and at least 65% of the aggregate principal amount of Notes issued on or after the issue date remains outstanding immediately after giving effect to each such redemption. The restrictions on the optional redemption contained in the Notes do not limit the Company's right to separately make open market, privately negotiated or other purchases of the Notes from time to time.


5.  CAPITAL LEASE OBLIGATION

Capital lease obligation at December 31, 1999 is as follows:

Liability under capital leases, due in monthly
 installments of $21,536 for one month, including
 interest at a fixed rate of 9%. Final payment is
 due 25 months after the initial payment is made.
 Payments are anticipated to begin in May 2000
 after final acceptance of the system. The leases
 are collateralized by equipment with a net book
 value of $639,869 at December 31, 1999.                               $475,781

          Less current portion                                         (151,331)
                                                                       --------
                                                                       $324,450
                                                                       ========

Future minimum lease payments under capital lease for the years ended December 31 are as follows:

        2000                                                           $ 172,288
        2001                                                             258,432
        2002                                                              87,150
                                                                       ---------
        Total minimum lease payments                                     517,870
        Less amounts representing interest                              (42,089)
        Present value of future minimum lease payments                   475,781

        Less current portion                                           (151,331)
                                                                       ---------
        Long-term capital lease obligation                              $324,450
                                                                       =========

6.   EMPLOYEE BENEFIT PLAN

The Company started a qualified defined contribution plan under section 401(k) of the Internal Revenue Code during December 1999. Under the plan, eligible employees may elect to defer up to 15% of their salary, subject to Internal Revenue Service limits. The Company may make a matching contribution to each participant based upon a percentage set by the Company, prior to the end of each plan year. Company matching contributions to the plan were $15,632 for the period ended December 31, 1999.


7.  LEASING ARRANGEMENTS

The Company leases various equipment under noncancelable operating leases. The leases require fixed monthly payments to be made ranging from $135 to $4,468 and certain other gaming machines and tables require contingent monthly rental payments based on usage of the equipment. The leases expire on various dates in 2000 and 2002. Rent expense for the period ended December 31, 1999 was $448,041 including contingent rentals of $358,013.

The future minimum rental payments required under these leases for the years ended December 31 are summarized as follows:

        2000                                                      $       31,494
        2001                                                              13,569
        2002                                                               7,915
                                                                  --------------
                                                                  $       52,978
                                                                  ==============

8.   UNINSURED CASH BALANCES

The Company maintains deposit accounts at a local bank. At December 31, 1999 and various times during the period then ended, the balance at the bank exceeded the maximum amount insured by the FDIC. Management believes any credit risk related to the uninsured balance is minimal.


9.  COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the Company.


10.  PREFERRED MEMBERSHIP INTERESTS--REDEEMABLE

On July 15, 1999, the Company authorized and issued $7.0 million of preferred membership units. The holders of all of the Company's preferred membership interests are entitled to receive, subject to certain restrictions contained in the indenture governing the notes, out of funds legally available therefor, cumulative preferred distributions payable semiannually at an annual rate of 9% of the original face amount thereof. Other than certain limited consent rights and as required by law, holders of the Company's preferred membership interests have no voting rights.

Subject to certain limitations contained in the indenture governing the notes, to the extent not used for any indemnification obligations of the holders under the acquisition agreements, the Company must redeem $3.0 million in original face amount of its preferred membership interests on January 15, 2001 at a redemption price of $3.0 million, plus any accrued and unpaid preferred distributions through the date of redemption. Certain managers of PGP, who collectively have the ability of control have guaranteed the Company's obligation to redeem up to $3.0 million of such preferred membership interests, plus any accrued and unpaid preferred distributions through the date of redemption. The balance of preferred membership interests not required to be redeemed by the Company on

January 15, 2001 must be redeemed by the Company 90 days after the seventh anniversary of the closing date of the acquisition at a redemption price of $4.0 million, plus any accrued and unpaid preferred distributions through the date of redemption.

Under the terms of the acquisition agreements, preferred membership interests in an original face amount of $3.0 million are currently being held in escrow until January 15, 2001 as security for certain indemnification obligations of the holders thereunder.

11.   MEMBERS' EQUITY

On July 15, 1999, the Company authorized and issued $9.0 million of common membership units. PGP, as the holder of all of the Company's issued and outstanding common membership interests, is entitled to vote on all matters to be voted on by holders of common membership interests of the Company and, subject to certain limitations contained in the Company's operating agreement and the indenture governing the notes, is entitled to dividends and other distributions if, as and when declared by the Company's managers out of funds legally available therefor.


12.   DUBUQUE RACING ASSOCIATION, LTD. CONTRACT

Dubuque Racing Association, Ltd. (the "Association"), a qualified sponsoring organization, presently holds a license to conduct gambling games under Chapter 99F and other Iowa statutes.

The Association owns Dubuque Greyhound park, a traditional greyhound race track with 600 slot machines and amenities including a gift shop, restaurant and clubhouse.

The Company entered into a contract (the "Operating Agreement") with the Association relating to the operation of an excursion gambling riverboat for three excursion seasons through March 31, 2002, under gambling licenses held jointly.

Under the terms of the Operating Agreement, subject to certain conditions, the Association shall receive the greater of the Association's gaming revenues from the greyhound park for the period, or a percentage of the total combined gaming revenues of the Association's from the greyhound park and the Company as follows:

o        32% of the first $30,000,000 of total combined gaming revenues, plus

o 8% of the total combined gaming revenues of $30,000,000, but less than $42,000,000

o 8% of total combined gaming revenues between $42,000,000 and $46,000,000 during any period for which no excursion boat gambling or land based gambling operation is carried on from a Wisconsin or Illinois gambling operation in Grant
         County, Wisconsin, or Joe Davies County, Illinois.

Gaming revenues under this contract means adjusted gross receipts, less gaming taxes.

Gaming revenues for the twelve month period ended December 31, 1999 for the Association were $25,074,718, which is higher than the previously described thresholds, therefore, no payments have been made to the Association for the period ended December 31, 1999 under the Operating Agreement.

Commencing April 1, 2000, and continuing thereafter, the Company shall additionally pay the Association the sum of $.50 for each patron admitted on the boat, which, based upon recent annual attendance, would approximate $500,000 annually.

In the event the Company shall desire to sell or lease the excursion gambling boat, its furnishings and gambling equipment and/or its interest in any ticket sale facility or other buildings located in the Dubuque Ice Harbor used in connection with the operation of an excursion gambling boat, to a third party that does not agree to operate said asset subject to the terms and conditions of the Operating Agreement, and obtains an acceptable offer from said third party for the purchase or lease of the excursion gambling boat and its furnishings, equipment, and/or its interest in said building, the Association shall have the option to purchase or lease the excursion gambling boat, its furnishings, and/or the Company's interest in the building or its lease of the same for the amount of the acceptable offer made by a third party and upon the same terms and conditions as set forth in a third party offer.


13.  TRANSACTIONS WITH RELATED PARTIES

         In connection with the sale of the Notes and the purchase of certain assets comprising the Diamond Jo Casino (Note 1), approximately $750,000 of expenses related to organizational and bond issuance costs were reimbursed to various related parties for expenses incurred on behalf of the Company. In addition, consulting expenses of $90,000 were paid to a unit holder for services related to the bond issuance. Underwriting expenses of $2,900,000 were paid to Jefferies & Company, Inc., in which the Company's CEO is a managing director in the Corporate Finance department, and were included in organizational costs and bond issuance costs

                                    * * * * *

INDEPENDENT AUDITORS' REPORT

To the Members of
Greater Dubuque Riverboat Entertainment Company, L.C.
  and Harbor Community Investment, L.C.
Dubuque, Iowa

We have audited the accompanying combined balance sheet of Greater Dubuque Riverboat Entertainment Company, L.C. and Harbor Community Investment, L.C., both of which are under common ownership and management, as of December 31, 1998, and the related combined statements of income, changes in members' equity, and cash flows for the years ended December 31, 1997 and 1998 and the period from January 1, 1999 to July 14, 1999. These financial statements are the responsibility of the companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Greater Dubuque Riverboat Entertainment Company, L.C. and Harbor Community Investment, L.C. as of December 31, 1998, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1998 and for the period from January 1, 1999 to July 14, 1999 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE, LLP

Cedar Rapids, Iowa
February 25, 2000

GREATER DUBUQUE RIVERBOAT ENTERTAINMENT COMPANY, L.C.
AND HARBOR COMMUNITY INVESTMENT, L.C.

COMBINED BALANCE SHEET
YEAR ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                           $5,820,717
  Investments available for sale (Note 3)                                509,363
  Accounts receivable                                                    101,289
  Inventory                                                               80,242
  Prepaid expenses                                                       255,648
                                                                      ----------
           Total current assets                                        6,767,259
                                                                      ----------

PROPERTY AND EQUIPMENT - NET (Note 4)                                 22,281,527
                                                                      ----------

OTHER ASSETS (Note 5)                                                    203,446
                                                                      ----------

TOTAL                                                                $29,252,232
                                                                     ===========

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                      $420,266
  Accrued payroll and payroll taxes                                      935,174
  Other accrued expenses                                               1,377,597
  Current maturities of long-term liabilities (Notes 6 and 7)          5,399,565
                                                                       ---------
           Total current liabilities                                   8,132,602
                                                                       ---------

LONG-TERM LIABILITIES:
  Notes payable, net of current maturities (Note 6)                    4,056,691
  Capital lease obligations, net of current maturities (Note 7)          365,931
           Total long-term liabilities                                 4,422,622
                                                                      ----------
           Total liabilities                                          12,555,224
                                                                      ==========

COMMITMENTS AND CONTINGENCIES (Notes 9 and 11)

MEMBERS' EQUITY (Note 12):
  Member interest                                                      4,100,000
  Unrealized gain on investments available for sale                        1,508
  Retained earnings                                                   12,595,500
                                                                      ----------
           Total members' equity                                      16,697,008
                                                                      ----------

TOTAL                                                               $ 29,252,232
                                                                    ============

See notes to combined financial statements.

GREATER DUBUQUE RIVERBOAT ENTERTAINMENT COMPANY, L.C.
AND HARBOR COMMUNITY INVESTMENT, L.C.

COMBINED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997 AND 1998 AND THE
PERIOD FROM JANUARY 1, 1999 THROUGH JULY 14, 1999
--------------------------------------------------------------------------------

                                                                                                             PERIOD
                                                                                                              FROM
                                                                                                           JANUARY 1,
                                                                                                            THROUGH
                                                                                                            JULY 14,
                                                         1997                       1998                      1999
                                                   ------------------         -----------------         -----------------
REVENUES:
  Casino                                           $     40,571,618           $     44,166,688          $     23,763,442
  Food and beverage                                      2,449,302                  2,468,526                 1,408,046
  Other                                                    405,721                    290,388                   121,360
  Less - promotional allowances                           (805,531)                (1,076,116)                 (565,208)
                                                   ------------------         -----------------         -----------------
         Net revenues                                   42,621,110                 45,849,486                24,727,640
                                                   ------------------         -----------------         -----------------

EXPENSES:
  Casino                                                16,706,054                 17,819,022                 9,797,175
  Food and beverage                                      2,196,119                  2,298,631                 1,408,009
  Boat operations                                        2,005,068                  2,056,377                 1,054,539
  Other                                                     65,271                     53,643                    20,713
  Selling, general and administrative                    6,946,529                  7,515,115                 4,121,942
  Depreciation and amortization                          1,826,179                  1,894,763                 1,156,822
  Sale of business expenses (Note 13)                       93,350                    716,655                 1,566,761
  Ownership litigation (Note 11)                            76,833                    211,388                   304,742
                                                   ------------------         -----------------         -----------------
         Total expenses                                 29,915,403                 32,565,594                19,430,703
                                                   ------------------         -----------------         -----------------

INCOME FROM OPERATIONS                                  12,705,707                 13,283,892                 5,296,937
                                                   ------------------         -----------------         -----------------

OTHER INCOME (EXPENSE):
  Interest income                                          222,238                    141,967                    76,119
  Interest expense                                      (1,772,165)                (1,142,122)                 (331,101)
  Loss on sale of assets (Note 4)                          (88,014)                   (73,726)                  (97,750)
                                                                              -----------------
                                                   ------------------                                   -----------------
         Total other expense                            (1,637,941)                (1,073,881)                 (352,732)
                                                   ------------------         -----------------         -----------------

NET INCOME                                         $     11,067,766           $     12,210,011          $     4,944,205
                                                   ==================         =================         =================

GREATER DUBUQUE RIVERBOAT ENTERTAINMENT COMPANY, L.C.
AND HARBOR COMMUNITY INVESTMENT, L.C.


COMBINED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
YEARS ENDED DECEMBER 31, 1997 AND 1998 AND THE
PERIOD FROM JANUARY 1, 1999 THROUGH JULY 14, 1999
--------------------------------------------------------------------------------
                                                                           Unrealized Gain
                                                                            on Investments
                                                                              Available         Retained      Total Members'
                                          Member Units    Member Interest      for Sale         Earnings          Equity

BALANCE, JANUARY 1, 1997                         116        $  4,600,000                     $   2,928,096   $    7,528,096
Net income                                                                                      11,067,766       11,067,766
  Member distributions                                                                          (6,582,900)      (6,582,900)
  Retired units                                   (4)           (500,000)                                          (500,000)

BALANCE, DECEMBER 31, 1997                       112           4,100,000                         7,412,962       11,512,962
  Net income                                                                                    12,210,011       12,210,011
  Member distributions                                                                          (7,027,473)      (7,027,473)
  Unrealized gain on securities
     available for sale                                                      $     1,508                              1,508

BALANCE, DECEMBER 31, 1998                       112           4,100,000           1,508        12,595,500       16,697,008
  Net income                                                                                     4,944,205        4,944,205
  Member distributions                                                                          (5,258,468)      (5,258,468)
  Change in unrealized gain on
     securities available for sale                                                (1,508)                            (1,508)

BALANCE, JULY 14, 1999                           112        $  4,100,000     $    --         $  12,281,237    $  16,381,237
                                                ====        ============     ============    =============    =============

See notes to combined financial statements.

GREATER DUBUQUE RIVERBOAT ENTERTAINMENT COMPANY, L.C.
AND HARBOR COMMUNITY INVESTMENT, L.C.


COMBINED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997 AND 1998 AND THE
PERIOD FROM JANUARY 1, 1999 THROUGH JULY 14, 1999
--------------------------------------------------------------------------------

                                                                                                      PERIOD FROM
                                                                                                       JANUARY 1,
                                                                                                   THROUGH JULY 14,
                                                                   1997              1998                1999
                                                               ------------      ------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     11,067,766      $ 12,210,011         $  4,944,205
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                               1,826,179         1,894,763            1,156,822
      Loss on sale of assets                                         88,014            73,726               97,750
    Changes in assets and liabilities:
      Accounts receivable                                            41,587            74,548              (72,927)
      Inventory                                                       1,135            (2,638)               7,298
      Prepaid expenses                                              (23,760)          (36,193)              89,926
      Other assets                                                     (454)           (7,483)
      Accounts payable                                              (51,077)          171,463             (408,484)
      Accrued expenses                                             (427,731)          259,595              319,126
                                                                ------------     -------------      ---------------
           Net cash provided by operating activities             12,521,659        14,637,792            6,133,716
                                                                ------------     -------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment                       92,798           107,510               35,455
  Purchase of property and equipment                               (918,496)       (1,392,968)            (467,955)
  Payment on notes receivable                                     4,522,041
  Proceeds from sale of available for sale securities                                                      512,000
  Purchase of securities available for sale                                          (507,855)
  Proceeds from maturity of certificate of deposit                  500,000
                                                                  ---------      -------------        -------------
           Net cash provided (used) by investing activities       4,196,343        (1,793,313)              79,500
                                                                  ---------      -------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Payments on long-term liabilities                              (8,031,439)       (5,753,666)          (3,018,921)
  Payments for debt refinancing costs                                                 (25,000)
  Member units retired                                             (500,000)
  Member distributions                                           (6,582,900)       (7,027,473)          (5,258,468)
                                                                ------------      ------------          -----------
           Net cash provided (used) by financing activities     (15,114,339)      (12,806,139)          (8,277,389)
                                                                ------------      ------------          -----------

NET INCREASE (DECREASE) IN CASH                                   1,603,663            38,340           (2,064,173)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                    4,178,714         5,782,377            5,820,717
                                                               -------------     -------------      ----------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                       $  5,782,377      $   5,820,717      $    3,756,544
                                                               =============     ==============     ===============


SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION - Cash paid during the                 $  1,854,368      $   1,148,868      $    365,587
     year for interest

SUPPLEMENTAL DISCLOSURES OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
    Unrealized gain on sale of securities available for sale                            1,508
    Change in unrealized gain on securities available for sale                                               1,508

    Capital lease obligation incurred to acquire equipment         475,780


See notes to combined financial statements.

GREATER DUBUQUE RIVERBOAT ENTERTAINMENT COMPANY, L.C.
AND HARBOR COMMUNITY INVESTMENT, L.C.


NOTES TO COMBINED FINANCIAL STATEMENTS
--------------------------------------


1.       ORGANIZATION AND BUSINESS

Greater Dubuque Riverboat Entertainment Company, L.C. ("Greater Dubuque Riverboat"), which is licensed by the Iowa Riverboat Gaming Commission ("IRGC"), is an Iowa limited liability company with 52 members (who collectively own 112 units). Greater Dubuque Riverboat was organized and incorporated during May 1994 for the purpose of developing and holding the ownership interest in a riverboat gaming operation located in Dubuque, Iowa (the "Diamond Jo Casino"). The same members own Harbor Community Investment, L.C. ("Harbor Community") which was formed April 8, 1996 to own and lease land and buildings in an area of Dubuque, Iowa known as the Ice Harbor. The combined financial statements, therefore, include the accounts and operations of Greater Dubuque Riverboat and Harbor Community. These two entities are collectively referred to as the Company. All material intercompany balances and transactions have been eliminated in combination.

In January 1999, the membership of the Company approved an agreement to sell all of the Company's operating assets used in connection with the gaming excursion riverboat business to Peninsula Gaming Company, LLC for approximately $77,000,000. The sale was completed in July 1999.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Concentration of Risks - The Company's management estimates that regular customers are concentrated within 100 miles of the facility representing approximately 95% of the Company's customer base. The remaining 5% includes groups, tourists and highway travelers that live beyond 100 miles.

Cash and Cash Equivalents - The Company considers all cash on hand and in banks, certificates of deposit and other highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Investments Available for Sale - The Company accounts for its investments using Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. Unrealized market value gains and losses are charged to earnings if the securities are traded for short-term profit. Otherwise, such unrealized gains and losses are charged or credited to a separate component of members' equity.

Gains and losses on the sale of available for sale securities are determined using the specific identification method. The amortization of premiums and the accretion of discounts are recognized in interest income using the interest method over the period to maturity.

Accounts Receivable - Bad debts are charged to operations in the year in which the account is determined uncollectible.

Inventories - Inventories consisting principally of food, beverages, and operating supplies are stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment - Property and equipment is carried at cost and capitalized lease assets are stated at their fair value at the inception of the lease. Major renewals are capitalized, while maintenance and repairs are expensed when incurred. Depreciation and amortization are computed by the straight-line method over the following estimated useful lives:

       Land improvements                                 20-40 years
       Building                                          40 years
       Riverboat and improvements                        18-20 years
       Leasehold improvements                            20-40 years
       Furniture, fixtures and equipment                 3-10 years
       Computer equipment                                5 years
       Vehicles                                          5 years


Intangible Assets - Intangible assets subject to amortization include loan commitment fees and organization costs. Loan commitment fees are being amortized straight-line over the life of the related loan. Organization costs are being amortized straight-line over a period of 60 months.

Long-Lived Assets - Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Under the standard, if the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized. The impairment is measured based on the estimated fair value of the asset. The Company does not believe that any such events or changes have occurred.

Financial Instruments - The carrying amount for financial instruments included among cash and cash equivalents, accounts receivable, accounts payable and security deposits approximates their fair value based on the short maturity of those instruments. The carrying amount of notes payable approximates their estimated fair value based on the credit, interest rate and terms of the obligations.

Gaming Revenue - Gaming revenue is the net win from gaming activities, which is the difference between gaming wins and losses.

Promotional Allowances - Food, beverage, and other items furnished without charge to customers are included in gross revenues at a value which approximates retail and then deducted as promotional allowances to arrive at net revenues. The cost of such complimentary services have been included as casino expenses on the accompanying statement of operations. Such estimated costs of providing complimentary services allocated from the food and beverage and other operating departments to the casino department are as follows:
                                                                    Period from
                                                                     January 1,
                                                                      through
                                      1997             1998        July 14, 1999
                                ------------------------------------------------

        Food and beverage         $    360,676     $    531,944     $    286,835
        Other                           10,530           14,264            8,411


Advertising - The Company's policy is to expense all advertising costs as incurred.

Income Taxes - The Company is a limited liability company. In lieu of corporate income taxes, the members of a limited liability company are taxed on their proportionate share of the Company's taxable income. Therefore, no provision or liability for federal income taxes has been included in the financial statements.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Reclassifications - Certain information has been reclassified to conform with the current year's presentation.

3.       INVESTMENTS AVAILABLE FOR SALE

Investments available for sale consist of shares of a bond fund. These shares have an original cost of $507,855 and a fair market value of $509,363 as of December 31, 1998. The unrealized gain for these securities was $1,508 as of December 31, 1998. These securities are being accounted for in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

4.       PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:
                                                                       1998

        Land                                                     $     1,461,943
        Building                                                       3,818,613
        Riverboats and improvements                                   14,018,301
        Furniture, fixtures and equipment                              6,274,535
        Computer equipment                                               426,738
        Vehicles                                                          66,127
        Equipment held under
         capital lease obligations                                       775,780
                                                                ----------------
        Subtotal                                                      26,842,037
        Accumulated depreciation                                     (4,560,510)
                                                                ----------------
        Property and equipment, net                              $    22,281,527
                                                                ================

Losses on sale of assets in 1997 and 1998 and for the period from January 1, 1999 through July 14, 1999 relate primarily to the sale of slot machines.


5.       OTHER ASSETS

Other assets are summarized as follows:


                                                                       1998

        Loan fees                                               $        410,000
        Organizational costs                                              62,500
        Deposits                                                          29,398
                                                                ----------------
        Subtotal                                                         501,898

        Accumulated amortization                                       (298,452)
                                                                ----------------
        Other assets, net                                       $        203,446
                                                                ================

6.  NOTES PAYABLE

Notes payable is as follows:

                                                                     1998
                                                              ------------------
Note payable to bank, due in monthly
installments of $355,000, including interest at
a variable rate of 2% above the 90-day
LIBOR index rate (effective rate
of 7.2% at December 31, 1998). Final
payment is due August 1, 2000.                                      $ 5,376,689

Note payable to bank, due in monthly
installments of $26,630, including interest at a
fixed rate of 8.9% for the first 60 months,
then .75% above the prime interest rate as
noted in the money section of the Wall Street
Journal.  The note matures September 18, 2006.
The note payable is secured by a real estate
mortgage dated September 18, 1996.                                    1,776,394

Note payable, due in monthly installments of
$90,652, including interest at a fixed rate of
11.75% through December 1, 1999.  The
note payable is secured by slot machines
financed by the note agreement.                                       1,021,641

Note payable, interest only payments
due monthly at a fixed rate of 8.5% for the
first six years and for the last four years
1% over prime or 8.5%, whichever is greater
through May 1, 2000, at which time the
remaining balance becomes due.  The note
payable is secured by the real estate
purchased.                                                              968,563

Note payable, due in monthly installments of
$5,634, including interest at a fixed rate
of 10.5% through September 1, 1999.                                     203,120
                                                                    -----------
                                                                      9,346,407
Less current maturities                                              (5,289,716)
                                                                     -----------
Long-term debt                                                      $ 4,056,691
                                                                    ===========

During April 1998, the Company refinanced the note payable due August 1, 2000 to revise the previously stated fixed interest rate of 10% to a variable interest rate of 2% above the 90-day LIBOR index rate. The note is collateralized by the Diamond Jo Casino riverboat. The note agreement contains various restrictive and financial covenants, which, among others, requires the Company to maintain a tangible net worth of not less than $7.5 million, restricts the Company's total debt service coverage ratio and facility debt service coverage ratios to not be greater than 1.5 to 1.0. The Company was in compliance with these covenants at December 31, 1998.

Principal payments on long-term debt for the years ended December 31 are due as follows:

1999                                                                $  5,289,716
2000                                                                   1,663,448
2001                                                                     203,667
2002                                                                     213,723
2003                                                                     239,242
Thereafter                                                             1,736,611
                                                                    ------------
                                                                    $  9,346,407
                                                                    ============

7.       CAPITAL LEASE OBLIGATION

Capital lease obligation at December 31, 1998 is as follows:


Liability under capital lease, due in monthly installments of
$21,536 for 24 months and $5,267 for one month, including
interest at a fixed rate of 9%.  Final payment is due
25 months after the initial payment is made.  Payments
are anticipated to begin in August 1999 after final
acceptance of the system.  The lease is collateralized by
equipment with a net book value of $736,990 at
December 31,1998                                                    $   475,780

Less current portion                                                   (109,849)
                                                                    -----------
                                                                    $   365,931
                                                                    ===========


Future minimum lease payments under capital lease at December 31, 1998 were as follows:


1999                                                                  $ 129,217
2000                                                                    258,435
2001                                                                    134,485
                                                                      ---------
Total minimum lease payments                                            522,137
Less amounts representing interest                                     (46,357)
                                                                      ---------
Present value of future minimum lease payments                          475,780
Less current portion                                                  (109,849)
                                                                      ---------
Long-term capital lease obligation                                   $  365,931
                                                                     ==========

8.       EMPLOYEE BENEFIT PLAN

The Company started a qualified defined contribution plan under section 401(k) of the Internal Revenue Code during 1996. Under the plan, eligible employees may elect to defer up to 15% of their salary, subject to Internal Revenue Service limits. The Company may make a matching contribution to each participant based upon a percentage set by the Company, prior to the end of each plan year. Company matching contributions to the plan were $191,100 and $240,459 for the years ended December 31, 1997 and 1998, respectively. Company matching contributions to the plan for the period ended July 14, 1999 were $127,535.

9.       LEASING ARRANGEMENTS

The Company leases various equipment under noncancelable operating leases. The equipment leases require fixed monthly payments to be made ranging from $351 to $4,155 and certain other gaming machines and tables require contingent monthly rental payments based on usage of the equipment. The leases expire on various dates in 1999 and 2000.

Rent expense was $262,536 and $403,148 for the years ended December 31, 1997 and 1998, respectively, including contingent rentals of $103,506 and $226,374, respectively. Rent expense for the period ended July 14, 1999 was $747,493, including contingent rentals of $613,673.

The future minimum rental payments required under these leases during the years ended December 31, 1998 are summarized as follows:


1999                                                                 $    21,590
2000                                                                       5,478
2001                                                                         415
2002                                                                         415
2003                                                                         415
Thereafter                                                                 3,735
                                                                     -----------
                                                                     $    32,048
                                                                     ===========

10.      UNINSURED CASH BALANCES

The Company maintains deposit accounts at several local banks. At various times during the fiscal year and at December 31, 1998, the balances at individual banks exceeded the maximum amount insured by the FDIC. Management believes credit risk related to the uninsured balances is minimal.

11.      COMMITMENTS AND CONTINGENCIES

During the 1997 fiscal year, the Company underwent a sales and use tax audit by the Iowa Department of Revenue. At December 31, 1997, a liability of approximately $178,000 was assessed, including total tax, penalty, and interest due. This amount was paid during 1998, however, the Company is vigorously contesting the assessment.

A lawsuit has also been filed by one of the three original "active" unit-holders (see Note 12) regarding a number of claims, some of which have been narrowed by the court. The primary claim is in regards to quantum merit for the value of the services rendered to the Company. The court has narrowed that claim to those services rendered up to and including the licensure of the Company in the Spring of 1993. An estimate of potential liability, if any, as a result of the lawsuit was not possible as of the date of this report.

The Company has incurred various legal expenses related to this lawsuit of $76,833 and $211,388 for the years ended December 31, 1997 and 1998, respectively. Legal expenses related to this lawsuit for the period ended July 14, 1999 were $304,742.

The Company is involved in various other legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the Company.

12.      MEMBERS EQUITY

Transfers of member interests are limited in that, in accordance with Greater Dubuque Riverboat Entertainment Co., L.C.'s operating agreement, any sale, exchange or transfer of a member's interest in the Company shall not be effective unless the transaction is approved by:

1.      The Manager, in writing, and

2. By a vote of the members holding a majority of the remaining units and by a majority vote of the remaining members at a meeting of the members.

This limitation does not include the granting of a security interest, pledge, lien, or encumbrance against any membership interest.

The profits, losses, and distributions of the Company are allocated among the members in proportion to each member's respective percentage of Units of Ownership when compared with total Units of Ownership issued. An exception to this is that there is an initial unequal division of distributions in that 95% of distributions are paid to non-developer "passive" members, and 5% to developer "active" members until such time as said non-developer members have received an amount equal to their original purchase price for Units of Ownership purchased, plus 10%. Thereafter, any and all distributions are to be proportionate to Units owned.

13.      SALE OF BUSINESS

During 1997, the Company's ownership made a decision to pursue the sale of Greater Dubuque Riverboat and Harbor Community. The sales process has resulted in the Company incurring various expenses related to a valuation of the business, retaining the services of an investment banker, environmental and market studies, legal and travel.

Sale of business expenses were $93,350 and $716,655 for the years ended December 31, 1997 and 1998, respectively. Sale of business expenses for the period ended July 14, 1999 were $1,566,761. See Note 1 regarding the sale of the business.

14.      DUBUQUE RACING ASSOCIATION LTD., CONTRACT

Dubuque Racing Association, Ltd. (the "Association"), a qualified sponsoring organization, presently holds a license to conduct gambling games under Chapter 99F and other Iowa statutes.

The Association owns Dubuque Greyhound Park, a traditional greyhound race track with 600 slot machines and amenities including a gift shop, restaurant and clubhouse.

In February of 1993, the Company entered into a contract (the "Operating Agreement") with the Association relating to the operation of an excursion gambling riverboat for three excursion seasons commencing April 1, 1993, under gambling licenses held jointly.

In July of 1995, the Operating Agreement with the Association was amended. The provisions of the amendment are as follows:

     1. The Company shall have the option to renew and extend the Operating Agreement for three consecutive three year terms. The option has been exercised and the Operating Agreement has been extended to March 31, 2002.

     2. Under the terms of the Operating Agreement, the Association shall receive the greater of the Association's gaming revenues from the greyhound park for the period, or a percentage of the total combined gaming revenues of the Association's from the greyhound park and the Greater Dubuque Riverboat Entertainment Company, L.C., as follows:

          a. 32% of the first $30,000,000 of total combined gaming revenues, plus

          b. 8% of the total combined gaming revenues over $30,000,000, but less than $42,000,000

          c. 8% of the total combined gaming revenues over $42,000,000, but less than $46,000,000 during any period for which no excursion boat gambling or land based gambling operation is carried on from a Wisconsin or Illinois gambling operation in Grant County, Wisconsin or Jo Daviess County, Illinois.

             Gaming revenues under this contract means adjusted gross receipts less gaming taxes.

             Gaming revenues for the Association were $20,153,796 and $22,362,156 for December 31, 1997 and 1998, respectively, and $13,320,489 for the period from January 1, 1999 through July 14, 1999 and therefore payments made to the Association for the years ended December 31, 1997 and 1998 and the period ended July 14, 1999 under the Operating Agreement were $0.

     3. Commencing April 1, 2000, and continuing thereafter, the Company shall additionally pay the Association the sum of $.50 for each patron admitted on the boat, which, based upon recent annual attendance, would approximate $500,000 annually.

     4. In the event the Company shall desire to sell or lease the excursion gambling boat, its furnishings and gambling equipment and/or its interest in any ticket sale facility or other buildings located in the Dubuque Ice Harbor used in connection with the operation of an excursion gambling boat, to a third party that does not agree to operation said asset subject to the terms and conditions of the Operating Agreement, and obtains as acceptable offer from said third party for the purchase or lease of the excursion gambling boat and its furnishings, equipment, and/or its interest in said building, the Association shall have the option to purchase or lease the excursion gambling boat, its furnishings, equipment, and/or the Company's interest in the building or its lease of the same for the amount of the acceptable offer made by a third party and upon the same terms and conditions as set forth in a third party offer.


                                    * * * * *

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Officers of Peninsula Gaming Company and Managers of Peninsula Partners

          Peninsula Gaming Partners, LLC is our parent and sole manager. The following table sets forth the names and ages of the executive officers of Peninsula Gaming Company and of the managers and executive officers of Peninsula Gaming Partners.


     Name                                          Age                               Position


     M. Brent Stevens.......................       39         Manager of Peninsula Partners; Director of Peninsula
                                                              Gaming Corp.; Chief Executive Officer of Peninsula
                                                              Partners and Peninsula Gaming Company; President and
                                                              Treasurer of Peninsula Gaming Corp.

     Natalie A. Schramm.....................       29         Chief Financial Officer and Controller of Peninsula
                                                              Gaming Company

     Michael S. Luzich......................       45         Manager of Peninsula Partners; Director of Peninsula
                                                              Gaming Corp.; Vice President of Corporate Development
                                                              and Secretary of Peninsula Partners; Vice President
                                                              and Secretary of Peninsula Gaming Corp.; Secretary of
                                                              Peninsula Gaming Company

     Jerome Grippe..........................       57         General Manager

     Terrance W. Oliver.....................       50         Manager of Peninsula Partners

     William L. Westerman...................       67         Manager of Peninsula Partners

     Andrew R. Whittaker....................       37         Manager of Peninsula Partners



Management Profiles

          Following is a brief description of the business experience of each of the executive officers of Peninsula Gaming Company and of the managers and executive officers of Peninsula Partners listed in the preceding table.

M. Brent Stevens-Manager of Peninsula Partners; Chief Executive Officer of Peninsula Partners and Peninsula Gaming Company; Director of Peninsula Gaming Corp.; President and Treasurer of Peninsula Gaming Corp. Since 1990, Mr. Stevens has been employed by Jefferies & Company, Inc., and presently is a managing director in the Corporate Finance department. Mr. Stevens joined us in December, 1998.

Natalie A. Schramm-Chief Financial Officer and Controller of Peninsula Gaming Company. Ms. Schramm has served as our chief financial officer and controller since July 15, 1999. Ms. Schramm joined our predecessor, Greater Dubuque Riverboat Entertainment Company, L.C., in November 1996 and was formerly employed by Aerie Hotels and Resorts in Oak Brook, Illinois as Corporate Accounting Manager. She was responsible for the corporate accounting functions of the Silver Eagle, the Eagle Ridge Inn and Resorts, located in Galena, Illinois and the Essex Hotel, located in Chicago, Illinois. She served as Internal Audit Manager for the Silver Eagle and was a member of a development team that successfully pursued a riverboat gaming license in Indiana. Ms. Schramm has tendered her resignation from the Company, effective April 28, 2000.

Michael S. Luzich-Manager, Vice President of Corporate Development and Secretary of Peninsula Partners; Director, Vice President and Secretary of Peninsula Gaming Corp.; Secretary of Peninsula Gaming Company. Mr. Luzich is the founder and President of the Cambridge Investment Group, L.L.C., an investment and development company located in Las Vegas, Nevada. Prior to October 1995, Mr. Luzich was a founding partner and director of Fitzgeralds New York, Inc. and Fitzgeralds Arizona Management, Inc., which are development companies responsible, respectively, for the Turning Stone Casino near Syracuse, New York, for the Oneida Tribe and the Cliff Castle Casino near Sedona, Arizona, for the Yavapai-Apachi Tribe. Mr. Luzich joined us in December, 1998.

Jerome Grippe - General Manager of Peninsula Gaming Company. Mr. Grippe serves as our general manager under the terms of an Employee Sharing Agreement with Riviera Gaming Management, Inc. See "Item 13 --- Certain Relationships and Related Transactions - Engagement of Management Consultant" for the terms of Mr. Grippe's engagement. Mr. Grippe joined the staff of the Riviera Hotel and Casino in July 1990, after a career in the military. With Riviera, he has held the positions of Special Assistant to the CEO, Vice President of Organizational Development, Vice President of Operations and Senior Vice President of Operations. Prior to his duties as our general manager, he served as general manager of the Four Queens Hotel and Casino in Las Vegas, pursuant to a Riviera management contract.

Terrance W. Oliver-Manager of Peninsula Partners. Since 1993, Mr. Oliver has served as a director of and consultant to Mikohn Gaming Corporation, a gaming equipment manufacturer headquartered in Las Vegas. From 1988 until 1993, Mr. Oliver served as Chairman of the Board to the predecessor company of Mikohn. From 1984 until 1996, Mr. Oliver was a founding shareholder, board member and executive officer of Fitzgeralds Gaming Corporation. Mr. Oliver retired as the Chief Operating Officer of Fitzgeralds Gaming Corporation in 1996. Mr. Oliver joined us in September, 1999.

William L. Westerman-Manager of Peninsula Partners. Since 1992, Mr. Westerman has assumed the positions of Chairman of the Board, Chief Executive Officer and President of Riviera, Inc. and Chairman of the Board and Chief Executive Officer of Riviera Operating Corporation. From July 1, 1991 until his appointment as Chairman of the Board, Mr. Westerman served as a consultant to Riviera, Inc. From 1973 until June 30, 1991, Mr. Westerman held various positions with Cellu-Craft Inc. and Alusuisse Flexible Packaging, manufacturers of flexible packaging used primarily for food products, including serving as President and Chief Executive Officer of Cellu-Craft Inc. and President of Alusuisse Flexible Packaging, a wholly owned subsidiary of Alusuisse, which purchased Cellu-Craft Inc. on June 30, 1989. Mr. Westerman joined us in July, 1999.

Andrew R. Whittaker-Manager of Peninsula Partners. Since 1990 Mr. Whittaker has been employed by Jefferies & Company, Inc. and presently is an executive vice president in the Corporate Finance department. Mr. Whittaker joined us in July, 1999.

Employment and Consulting Agreements

James P. Rix, formerly Chief Operating Officer of Peninsula Gaming Company. Mr. Rix resigned as our Chief Operating Officer, effective November 20, 1999. Under the terms of his employment agreement, Mr. Rix was paid a signing bonus of $100,000 and was entitled to receive an annual base salary of $250,000 and, subject to various conditions, an annual performance based bonus. While employed, Mr. Rix also was reimbursed for club membership expenses in the amount of $501.38. Mr. Rix has agreed to restrictions which will limit his ability to compete with us for a one-year period following the termination of his employment. In connection with Mr. Rix's resignation, we entered into a separation and release agreement in December 1999 pursuant to which, among other things, we agreed to (i) pay Mr. Rix $360,315.95 in full satisfaction of all amounts due to him upon termination, and (ii) exercise our right under Peninsula Gaming Partner's operating agreement to repurchase all of Mr. Rix's 46,666.67 common membership interests in Peninsula Gaming Partners for $280,000 (the amount paid by Mr. Rix for such common membership interests).

Natalie A. Schramm. Ms. Schramm has entered into an employment agreement with us which has a term of two years commencing July 15, 1999 and which renews automatically for successive one year terms, unless terminated by her or us for reasons specified in her employment agreement. Under the terms of her employment agreement, Ms. Schramm is entitled to a signing bonus of $25,000, an annual base salary of $82,500 and a yearly performance based bonus of at least $20,000. Ms. Schramm is further entitled to at least a 5% annual salary increase, the actual amount of the increase to be determined by the board of managers of Peninsula Partners. Ms. Schramm has agreed to restrictions which will limit her ability to compete with us for a one-year period following her termination of employment.

Michael S. Luzich. Peninsula Partners has entered into a consulting agreement with Mr. Luzich, under which Mr. Luzich, in consideration for corporate development and consulting services to be rendered, is entitled to receive compensation consisting of base salary and incentive payments in an aggregate annual amount not to exceed $340,000. The consulting agreement has a one year term and, subject to the occurrence of various termination events, is renewable automatically for successive one year terms. Mr. Luzich is entitled to reimbursement of reasonable business expenses as approved by the board of managers of Peninsula Partners and incurred in connection with the performance of his services.


ITEM 11. EXECUTIVE COMPENSATION

We were not organized until 1999. Only Mr. Rix and Ms. Schramm received compensation in excess of $100,000 during 1999 and, based on existing agreements with members of our senior management, only they are entitled to receive compensation in excess of $100,000 during 2000.

Subject to the approval of the holders of at least 85% of the voting common membership interests of Peninsula Gaming Partners, Peninsula Gaming Partners' board of managers may, issue additional incentive based equity interests in Peninsula Gaming Partners at no less than fair market value.

Summary Compensation Table

The following table sets forth all compensation awarded to, earned by or paid to each of our Chief Executive Officer and to each of our executive officers for all services rendered since the date of consummation of the acquisition on July 15, 1999 through December 31, 1999.

                                                                                       Securities
                                                                    Other Annual       Underlying        All other
 Name and                      Fiscal      Salary                   Compensation        Options         Compensation
 Principal Position             Year         ($)      Bonus ($)         ($)               (#)               ($)
                                                                                       Long-term
                                                    Annual Compensation               Compensation

 M. Brent Stevens............   1999                -           -        -                 -                 -
 Chief Executive Officer
 Natalie A. Schramm..........   1999        36,490.42      25,000        -                 -                 -
 Chief Financial Officer
 James P. Rix................   1999        91,346.11           -       501.38             -                 -
 Formerly, Chief Operating
 Officer


Compensation Committee Interlocks and Insider Participation

We have no standing Compensation Committees. All compensation decisions are made by Peninsula Gaming Partners, our parent and sole manager. The managers of Peninsula Partners each participate in the determination of executive officer compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          All of Peninsula Gaming Company's outstanding common membership interests are owned by Peninsula Gaming Partners, its parent and sole manager. All of Peninsula Gaming Corp.'s outstanding common stock is owned by Peninsula Gaming Company.

          Greater Dubuque Riverboat Entertainment Company holds 100% of our issued and outstanding preferred membership interests, which, subject to limited exceptions, will have no voting rights, except as required by applicable law. On July 15, 1999, Peninsula Gaming Partners issued 500,000 convertible preferred membership interests; each of which is initially convertible into one Peninsula Gaming Partners non-voting common membership interest, representing 33.33% of the fully diluted common membership interests of Peninsula Gaming Partners on such date. Peninsula Gaming Partners does not have outstanding any of its non-voting common membership interests. See "Description of Peninsula Gaming Company Membership Interests" and "Description of Peninsula Gaming Partners Membership Interests" for more information about our different classes of membership interests. Unless otherwise indicated, the address of each manager or executive officer of Peninsula Gaming Partners is c/o Peninsula Gaming Company, LLC, 3rd Street Ice Harbor, P.O. Box 1750, Dubuque, IA 52004-1683.

          The table below sets forth information regarding the beneficial ownership of the voting common membership interests of Peninsula Gaming Partners by

        (a) each person or entity known by us to own beneficially 5% or more of the common membership interests of Peninsula Gaming
              Partners,

        (b) each manager and executive officer of Peninsula Gaming Partners and

        (c) all managers and executive officers of Peninsula Gaming Partners as a group.

          The following information is helpful to an understanding of, and qualifies the beneficial ownership data contained in, the table set forth below. Mr. Stevens holds 225,000 Peninsula Gaming Partners common membership interests directly and 413,333 Peninsula Gaming Partners common membership interests indirectly through PGP Investors, LLC. Mr. Stevens is the sole managing member of PGP Investors and exercises voting and investment power over the Peninsula Gaming Partners common membership interests owned by PGP Investors. Mr. Stevens does not own any membership interests in PGP Investors. Mr. Stevens and Mr. Whittaker, managers of Peninsula Gaming Partners, are a managing director and executive vice president, respectively, of Jefferies & Company, Inc., the initial purchaser in the offering of the old notes on July 15, 1999. In addition, Jefferies Company, Inc. and some of its affiliates, officers and employees are members of PGP Investors, LLC. Mr. Whittaker holds an economic interest in 20,000 Peninsula Gaming Partners common membership interests indirectly through his membership in PGP Investors, but does not exercise voting or investment power with respect to, and disclaims a beneficial ownership interest in, these Peninsula Gaming Partners common membership interests. The total holding of all managers and executive officers as a group includes the 413,333 Peninsula Gaming Partners common membership interests held by PGP Investors, over which Mr. Stevens exercises voting and investment power.

                                                Voting Common
Name and Address                            Membership Interests     Percent of
of Beneficial Owner                          Beneficially Owned         Class
-------------------                         --------------------     -----------

M. Brent Stevens.......................           248,333               24.84%
11100 Santa Monica, 10th Floor
Los Angeles, CA 90071

PGP Investors, LLC.....................           413,333               41.33%
11100 Santa Monica, 10th Floor
Los Angeles, CA 90071
Michael S. Luzich......................           323,333               32.33%
Terrance Oliver........................            15,000                1.50%
Natalie A. Schramm.....................                 0                0%
Jerome Grippe..........................                 0                0%
William L. Westerman...................                 0                0%
2901 Las Vegas Blvd., South
Las Vegas, NV 89109
Andrew R. Whittaker....................            20,000                2.00%
11100 Santa Monica, 10th Floor
Los Angeles, CA 90071
All managers and executive officers as
   a group (6 persons).................         1,000,000              100.00%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationship with Dubuque Racing Association

          The Dubuque Racing Association is a not-for-profit corporation organized for the purpose of operating the Dubuque Greyhound Park, a pari-mutuel greyhound racing facility in Dubuque, Iowa. On February 22, 1993, the Dubuque Racing Association entered into the Dubuque Racing Association operating agreement which authorizes us to operate riverboat gaming operations in Dubuque. The Dubuque Racing Association operating agreement has since been amended several times and expires by its terms on December 31, 2008.

          Beginning April 1, 2000, we will be required to make a $0.50 per admission payment to the Dubuque Racing Association, without regard to our revenues or profits. Based on 1999 admissions, this payment would have amounted to approximately $554,000. Under the Dubuque Racing Association operating agreement, subject to limited conditions, we are required to pay the Dubuque Racing Association, for the right to operate the Diamond Jo, an amount equal to the excess of 32% of the first $30 million of the combined gaming revenues of the Dubuque Racing Association and the Diamond Jo, plus 8% of the next
$12 million of these total gaming revenues, plus, if there are no competing gaming operations in neighboring counties of Illinois and Wisconsin, 8% of the next $4 million of total gaming revenues, over the Dubuque Racing Association's gaming revenues from the Dubuque Greyhound Park. Gaming revenues under this contract means adjusted gross receipts less gaming taxes. This formula is subject to change if the Dubuque Racing Association ceases to operate the Dubuque Greyhound Park or if we operate a riverboat smaller than the current Diamond Jo. We currently make no payments to the Dubuque Racing Association because the Dubuque Racing Association's revenues from the Dubuque Greyhound Park are greater than the specified percentage of our total gaming revenues.

          The Dubuque Racing Association operating agreement allows us to restrict the number of slot machines at the Dubuque Greyhound Park to 600; provided, that we do not increase the number of slot machines at the Diamond Jo to more than 650. In addition, we may require that the weighted average theoretical slot payback percentage at the Dubuque Greyhound Park not exceed ours by more than 0.5% so long as the rates we set are reasonable and in good faith. Additionally, we cannot require the Dubuque Racing Association to change rates on its machines more than four times per contract year. We have elected to apply both of these restrictions to the Dubuque Greyhound Park. These restrictions terminate on the earlier of:

    (1) our operation of a replacement riverboat that is not of equal or greater size than the Diamond Jo or on which we operate fewer total gaming positions than on the Diamond Jo, and
    (2) March 31, 2002. Without these restrictions, either we or the Dubuque Racing Association may,
        (a) increase the number of slot machines upon a determination by the gaming commission, among other things, that the additional slot machines would not have a detrimental impact on the Dubuque Racing Association's or our financial viability, as applicable, and
        (b) increase the weighted average theoretical slot payback percentage, either of which actions, if taken by the Dubuque Racing Association, could result in increased competition from the Dubuque Greyhound Park. Iowa law currently prohibits pari-mutuels, such as the Dubuque Greyhound Park, from operating table games, and we believe that table games will not become permissible at racetracks in Iowa.

          If changes to Iowa law prior to April 1, 2000 permit pari-mutuels to operate table games, under the Dubuque Racing Association operating agreement, we are entitled to prohibit the Dubuque Racing Association from operating table games at the Dubuque Greyhound Park. In this case, our ability to prohibit table games at the Dubuque Greyhound Park will terminate on the earlier of:

    (1) our operation of a replacement riverboat that is not of equal or greater size to the Diamond Jo or on which we operate fewer total gaming positions than on the Diamond Jo, and
    (2) July 11, 2000.

          The above restrictions are subject to the express approval and regulatory supervision of the gaming commission. Additionally, all of the restrictions under the Dubuque Racing Association operating agreement will terminate if we or any of our affiliates operate another gaming facility in Dubuque County or the adjoining counties in Illinois or Wisconsin. Under the Dubuque Racing Association operating agreement, we have the right to sell the Diamond Jo and related facilities, subject to the approval of the gaming commission, as long as the acquiror agrees to abide by the terms of the Dubuque Racing Association operating agreement.

Managing Member Indemnification

          Under our and Peninsula Gaming Partners' operating agreements, we and Peninsula Gaming Partners have agreed, subject to few exceptions, to indemnify and hold harmless our members, Peninsula Gaming Partners and Peninsula Gaming Partners members, as the case may be, from liabilities incurred as a result of their positions as our sole manager and as members of us or Peninsula Gaming Partners, as the case may be.

Equity Contribution

          The common members of Peninsula Gaming Partners have made a capital contribution of $6.0 million to Peninsula Gaming Partners in exchange for their common membership interests. Peninsula Gaming Partners immediately contributed this $6.0 million and the $3.0 million raised in the offering of the old notes through the sale of Peninsula Gaming Partners' convertible preferred membership interests to Peninsula Gaming Company, in exchange for common membership interests in Peninsula Gaming Company. Peninsula Gaming Company used this capital contribution from Peninsula Gaming Partners to finance in part the acquisition of the Diamond Jo. Additionally, we issued $7.0 million face amount of preferred membership interests to Greater Dubuque Riverboat Entertainment Company in connection with the acquisition of the Diamond Jo.

Operating Agreement of Peninsula Gaming Partners

          Under Peninsula Gaming Partners' operating agreement, the management of Peninsula Gaming Partners is vested in a board of managers composed of five individuals, two of whom must be independent managers. At any time that M. Brent Stevens, together with any entity controlled by Mr. Stevens, beneficially holds at least 5% of the voting common membership interests of Peninsula Gaming Partners, Mr. Stevens is entitled to designate three of Peninsula Gaming Partners' managers, including one of the two independent managers. The two independent managers shall serve as members of the independent committee. Under Peninsula Gaming Partners' operating agreement, PGP Advisors, LLC, a Delaware limited liability company, of which Mr. Stevens is the sole managing member, may render financial advisory and consulting services to Peninsula Gaming Partners and will be entitled to receive commercially reasonable fees for the services consistent with industry practices. Subject to the terms of the indenture governing the notes, these fees will be paid by us as distributions to Peninsula Gaming Partners.

          At any time that Michael Luzich, together with any entity controlled by Mr. Luzich, beneficially holds at least 5% of the voting common membership interests of Peninsula Gaming Partners, Mr. Luzich is entitled to designate two of Peninsula Gaming Partners' managers, including the other independent manager.

          Presently, Peninsula Gaming Partners' board of managers is composed of five managers. A manager may resign at any time, and the member who designates a manager may remove or replace that manager from the board of managers at any time.

Operating Agreement of Peninsula Gaming Company

          Under the terms of Peninsula Gaming Company's operating agreement, if we repay, redeem or refinance 90% or more of the notes on or prior to July 1, 2003, particular members of management, including Messrs. Luzich and Stevens, will be entitled to receive, at Mr. Stevens' discretion, an aggregate of $1.5 million, payable by Peninsula Gaming Company.

Engagement of Management Consultant

          Peninsula Gaming Partners has engaged Riviera Gaming Management, Inc. to assist, on an interim basis, with transitional matters, including the selection of a new chief operating officer to oversee our riverboat casino operations. Riviera Gaming Management, Inc., a wholly-owned subsidiary of Riviera Holdings Corporation, which owns the Riviera Hotel & Casino in Las Vegas, Nevada, will be paid customary fees and expenses in connection with this engagement. Mr. Westerman, a manager on the board of managers of Peninsula Gaming Partners, is Chairman of the Board of Riviera, Inc., an affiliate of Riviera Gaming Management, Inc.

          In addition, we have entered into an Employee Sharing Agreement with Riviera Gaming Management, Inc. and Jerome Grippe, whereby Mr. Grippe provides management services to us and serves as our general manager. The initial term of the agreement expires on August 31, 2000, but renews automatically for successive 6-month terms. Under this agreement, we pay Riviera a monthly fee of $7,500, and reimburse Mr. Grippe for his reasonable out-of-pocket expenses.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)  The following documents are filed as a part of this report:

     (1) Financial Statements -- see Index to Financial Statements appearing on Page 17.
     (2) Exhibits:

               Exhibit                                                   Description
               Number

                   *3.1A     Certificate of Formation of Peninsula Gaming Company, LLC
                   *3.1B     Amendment to Certificate of Formation of Peninsula Gaming Company, LLC
                   *3.2      Operating Agreement of Peninsula Gaming Company, LLC
                   *3.3      Articles of Incorporation of Peninsula Gaming Corp.
                   *3.4      By-laws of Peninsula Gaming Corp.
                   *4.1      Specimen Certificate of Common Stock
                   *4.2      Indenture, dated July 15, 1999, by and among Peninsula Gaming Company, LLC, Peninsula Gaming Corp.
                             and Firstar Bank of Minnesota, N.A., as trustee
                   *4.5      Registration Rights Agreement, dated July 15, 1999, by and among Peninsula Gaming Company, LLC,
                             Peninsula Gaming Corp. and Jefferies & Company, Inc.
                 *10.1A      Asset Purchase Agreement, dated January 15, 1999, by and among Greater Dubuque Riverboat
                             Entertainment Company, L.C. and AB Capital, L.L.C.
                 *10.1B      Amendment to Asset Purchase Agreement, dated February 1, 1999, by and among Greater Dubuque
                             Riverboat Entertainment Company, L.C. and AB Capital, L.L.C.
                 *10.2A      Real Property Purchase Agreement, dated January 15, 1999, by and among Harbor Community Investment,
                             L.C. and AB Capital, L.L.C.
                 *10.2B      First Amendment to Real Property Purchase Agreement, dated July 15, 1999, by and among Harbor
                             Community Investment, L.C. and AB Capital, L.L.C.
                  *10.3      Assignment Agreement, dated July 1, 1999, by and among Peninsula Gaming Partners, LLC (formerly AB
                             Capital, LLC) and Peninsula Gaming Company, LLC
                  *10.4      Employment Agreement, dated April 15, 1999, by and among James P. Rix, AB Capital, L.L.C. and
                             Peninsula Gaming Company, LLC
                  *10.5      Employment Agreement, dated July 15, 1999, by and among Natalie Schramm and AB Capital, L.L.C.
                  *10.6      Indemnification Agreement, dated June 7, 1999, by and among James P. Rix, AB Capital, L.L.C. and
                             Peninsula Gaming Company, LLC
                  *10.7      Indemnification Agreement, dated June 7, 1999, by and among Natalie Schramm and AB Capital, L.L.C.
                             and Peninsula Gaming Company, LLC
                  *10.8      Bill of Sale, dated July 15, 1999, by and among Greater Dubuque Riverboat Entertainment Company,
                             L.C. and Peninsula Gaming Company, LLC
                 *10.9A      Operating Agreement, dated February 22, 1993, by and among Dubuque Racing Association, Ltd. and
                             Greater Dubuque Riverboat Entertainment Company, L.C.
                 *10.9B      Amendment to Operating Agreement, dated February 22, 1993, by and among Dubuque Racing Association,
                             Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.
                 *10.9C      Amendment to Operating Agreement, dated March 4, 1993, by and among Dubuque Racing Association,
                             Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.
                 *10.9D      Third Amendment to Operating Agreement, dated March 11, 1993, by and among Dubuque Racing
                             Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.
                 *10.9E      Fourth Amendment to Operating Agreement, dated March 11, 1993, by and among Dubuque Racing
                             Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.


                 *10.9F      Fifth Amendment to Operating Agreement, dated April 9, 1993, by and among Dubuque Racing
                             Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.
                 *10.9G      Sixth Amendment to Operating Agreement, dated November 29, 1993, by and among Dubuque Racing
                             Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.
                 *10.9H      Seventh Amendment to Operating Agreement, dated April 6, 1994, by and among Dubuque Racing
                             Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.
                 *10.9I      Eighth Amendment to Operating Agreement, dated April 29, 1994, by and among Dubuque Racing
                             Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.
                 *10.9J      Ninth Amendment to Operating Agreement, dated July 11, 1995, by and among Dubuque Racing
                             Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.
                 *10.9K      Tenth Amendment to Operating Agreement, dated July 15, 1999, by and among Dubuque Racing
                             Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.
                 *10.10      Operating Agreement Assignment, dated July 15, 1999, by and among Greater Dubuque Riverboat
                             Entertainment Company, L.C. and Peninsula Gaming Company, LLC
                 *10.11      First Preferred Ship Mortgage, dated July 15, 1999, by Peninsula Gaming Company, LLC in favor of
                             Firstar Bank of Minnesota, N.A., as trustee
                 *10.12      Mortgage, Leasehold Mortgage, Assignment of Rents, Security Agreement and Fixture Financing
                             Statement dated July 15, 1999, by Peninsula Gaming Company, LLC in favor of Firstar Bank of
                             Minnesota, N.A., as trustee
                 *10.13      Ice Harbor Parking Agreement Assignment, dated July 15, 1999, by and among Greater Dubuque
                             Riverboat Entertainment Company, L.C. and Peninsula Gaming Company, LLC
                 *10.14      First Amendment to Sublease Agreement, dated July 15, 1999, by and among Dubuque Racing
                             Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.
                 *10.15      Sublease Assignment, dated July 15, 1999, by and among Greater Dubuque Entertainment Company, L.C.
                             and Peninsula Gaming Company, LLC
                 *10.16      Iowa Racing and Gaming Commission Gaming License, dated July 15, 1999
                 *10.17      Assignment of Iowa IGT Declaration and Agreement of Trust, dated July 15, 1999 by and among Greater
                             Dubuque Riverboat Entertainment Company, L.C. and Peninsula Gaming Company, LLC
                  10.18      Employee Sharing Agreement, dated as of March 1, 2000, by and among Riviera Gaming Management,
                             Inc., Jerome Grippe and Peninsula Gaming Company, LLC.
                   12.1      Computation of ratio of earnings to fixed charges
                   27.1      Financial Data Schedule
                  *99.1      Form of Letter of Transmittal
                  *99.2      Form of Notice of Guaranteed Delivery
                 **99.3      Form of Letter to Brokers, Dealers and other Nominees
                 **99.4      Form of Letter to clients

___________
*        Previously filed as an exhibit to the registration statement on Form S-4 (Registration Number 333-88829) of Peninsula
         Gaming Company, LLC and Peninsula Gaming Corp. on October 12, 1999.

**       Previously filed as an exhibit to Amendment No. 2 to registration statement on Form S-4 (Registration Number 333-88829)
         of Peninsula Gaming Company, LLC and Peninsula Gaming Corp. on December 13, 1999.

                                      -53-

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dubuque, State of Iowa on March 30, 2000.

                                                 PENINSULA GAMING COMPANY

                                                 By:  /s/ M. Brent Stevens
                                                      --------------------------
                                                         M. Brent Stevens
                                                         Chief Executive Officer

                                                 By:  /s/ Natalie A. Schramm
                                                      --------------------------
                                                         Natalie A. Schramm
                                                         Chief Financial Officer

                                                 PENINSULA GAMING CORP.

                                                 By:   /s/ M. Brent Stevens
                                                       -------------------------
                                                         M. Brent Stevens
                                                         President and Treasurer

                                                 By:   /s/ Michael S. Luzich
                                                       -------------------------
                                                          Michael S. Luzich
                                                          Vice President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Date: March 30, 2000                           PENINSULA GAMING PARTNERS
                                                Managing Member of Peninsula
                                                 Gaming Company, LLC

                                                By: /s/ M. Brent Stevens
                                                    ----------------------------
                                                      M. Brent Stevens
                                                      Chief Executive Officer
                                                        and Manager

Date: March 30, 2000                            By: /s/ Terrance W. Oliver
                                                    ----------------------------
                                                      Terrance W. Oliver
                                                      Manager of Peninsula
                                                        Gaming Partners

Date: March 30, 2000                            By: /s/ William L. Westerman
                                                    ----------------------------
                                                      William L. Westerman
                                                      Manager of Peninsula
                                                        Gaming Partners

Date: March 30, 2000                            By: /s/ Andrew R. Whittaker
                                                    ----------------------------
                                                      Andrew R. Whittaker
                                                      Manager of Peninsula
                                                        Gaming Partners

                                                                   EXHIBIT 10.18

                           EMPLOYEE SHARING AGREEMENT

Employee Sharing Agreement ("Agreement"), dated as of March 1, 2000, by and between Riviera Gaming Management, Inc. ("RGM"), Jerome Grippe ("Grippe") and Peninsula Gaming Company, LLC, a Delaware limited liability company ("Peninsula").

WHEREAS, Peninsula desires to engage the services of Grippe, an employee of RGM, and RGM and Grippe agree to such employment, in each case, pursuant to the terms and conditions set forth herein;

NOW, THEREFORE, in consideration of the mutual agreements hereinafter set forth, for good and valuable consideration, the adequacy and receipt of which are hereby acknowledged, the parties hereby agree as follows:

          1. This Agreement shall have an initial term commencing on the date hereof through August 31, 2000 (the "Initial Term") and shall automatically renew for successive six-month terms (the Initial Term, and any successive term, hereinafter, the "Term") unless this Agreement is terminated earlier as provided herein. Any party may terminate this Agreement at any time after the Initial Term for any reason upon 60 days prior written notice to the other party; provided, however, that Peninsula may terminate Grippe's employment hereunder at any time for just cause. For purposes of this Section 1, "just cause" means (i) a material breach of this Agreement by Grippe (after notice and a 10-day cure period); (ii) a breach of Grippe's duty of loyalty to Peninsula or any act of dishonesty with respect to Peninsula or its members, customers or suppliers;
(iii) Grippe's continued failure or refusal to perform any material duty to Peninsula which is normally attached to his position (after notice and a 10-day cure period); (iv) Grippe's gross negligence or willful misconduct in performing those duties which are normally attached to his position; (v) the commission by Grippe of an act of fraud, conversion, misappropriation (including the unauthorized use or disclosure of confidential or proprietary information of Peninsula) or embezzlement or crime of moral turpitude; (vi) a conviction of or guilty plea or confession by Grippe to any fraud, conversion, misappropriation, embezzlement or felony; (vii) the exposure of Peninsula to any criminal liability or regulatory sanction or adverse action substantially caused by the conduct of Grippe which results in a material adverse effect upon Peninsula's business, operations, financial condition or results of operations or the exposure of Peninsula to any civil liability caused by Grippe's unlawful harassment in employment; or (viii) the repeated taking of any action prohibited
(x) by the board of managers or any of the executive officers of Peninsula, provided that Grippe has received at least one written notice of having taken an action so prohibited, or (y) by this Agreement; or (ix) Grippe's failure to obtain and/or maintain an appropriate license to serve as General Manager of the Diamond Jo riverboat casino located in Dubuque, Iowa (the "Facility").

          2. During the Term of this Agreement, Peninsula hereby agrees to employ Grippe, Grippe agrees to be employed by Peninsula, and RGM agrees to offer the services of Grippe to Peninsula, in each case, as set forth herein to carry out such duties and responsibilities as directed by the Chief Executive Officer of Peninsula, which duties and responsibilities shall include, but are not limited to, (i) managing the day-to-day operations of the Facility, (ii) functioning as the General Manager of the Facility with all authority and responsibility inherent therein; and (iii) assisting Peninsula in the selection of a permanent General Manager and Chief Financial Officer and coordinating the integration of such individuals with Peninsula's business operations, all of which are subject to the further delineation at the direction of M. Brent Stevens, President and CEO of Peninsula. Grippe shall report directly and solely to Mr. Stevens, Peninsula's Chief Executive Officer, and shall perform his services hereunder at the Facility three (3) days every two weeks and be available by telephone, email or fax at all other times. RGM shall have no supervisory or directive control over Grippe while he is functioning as an employee of Peninsula under the terms of this Agreement. During the Term of this Agreement, Grippe shall remain an employee of RGM, and Grippe's employment by Peninsula hereunder shall not otherwise limit or affect in any manner whatsoever the benefits otherwise accorded Grippe as an employee of RGM; provided, however, that, except as expressly provided in this Agreement, Grippe shall not be entitled to any compensation or benefits of any kind as an employee of Peninsula.

          3. During the Term of this Agreement, Peninsula shall pay to RGM the sum of seven thousand five hundred dollars ($7,500) per month, or a pro-rata portion thereof in respect of any partial month during which Grippe is employed hereunder (the "Monthly Fee"), for services performed hereunder, which Monthly Fee shall be paid in advance on the first day of each month, commencing March 1, 2000. In addition to the Monthly Fee, Grippe and RGM, if advanced by RGM, shall be entitled to reimbursement of reasonable out-of-pocket expenses incurred by him or it in connection with his performance under this Agreement, which payments shall be (i) submitted by Grippe or RGM on a monthly basis (together with written documentation reasonably acceptable to Peninsula evidencing such expenses) and (ii) paid by Peninsula within 10 days of receipt thereof.

          4. Peninsula hereby agrees that RGM will have no responsibility for managing the gaming operations of the Diamond Jo riverboat casino or the management of the business or affairs of Peninsula.

          5. Grippe and RGM acknowledge that the information, observations and data obtained by or available to Grippe during the course of employment with Peninsula concerning the business and affairs of Peninsula are and will be the property of Peninsula. Therefore, Grippe and RGM agree, during the Term of this Agreement and following the termination of Grippe's employment for any reason whatsoever, not to disclose or induce or assist in the use or disclosure, to any person or entity, or use for the account of any person or entity other than Peninsula, any such information, observations or data including, without limitation, any business secrets or methods, processes, formulas, designs, inventories, techniques, marketing plans, strategies, forecasts, new products, blueprints, specifications, maps, computer software programs, promotional ideas, unpublished financial statements, budget projections, licenses, prices, costs, policies, manuals or instructions, reports, lists of names and/or addresses of customers, prospective customers or suppliers, other customer or prospective customer information or requirements, personnel information, the terms of any Company contract, lease or other arrangement with any customer or leasing information (including without limitation, expiration dates, renewal dates, pricing information, other data used by Peninsula in connection with its gaming operations, special requirements, referral lists or other data setting forth names and addresses of customers) or any other of its confidential or proprietary information, records, observations or data (whether or not patented, copyrighted or otherwise protected under applicable law) or information created, discovered, developed, or made known to Peninsula (including, without limitation, information created, discovered, developed, or made known by Grippe to Peninsula during his period of employment by Peninsula) along with any reports, analyses, compilations, memoranda, notes and other writings or recordings prepared by Grippe or any other employee, agent or representative of Peninsula, which contain, reflect or are based upon such information, observations or data (collectively, "Confidential Information") without Peninsula's prior written consent, unless and to the extent that the aforementioned matters become generally known to and available for use by the public other than as a result of RGM's or Grippe's acts or omissions to act, and except as required by law or legal process. In the event Grippe's employment with Peninsula is terminated for any reason whatsoever, Grippe and RGM will promptly return and surrender to Peninsula any and all Confidential Information made available to either Grippe or RGM by Peninsula or otherwise in the possession of Grippe or RGM in the course of Grippe's employment with Peninsula.

          6. Grippe and RGM each further agree that, for a period of six months following any termination of Grippe's employment for any reason whatsoever, neither Grippe nor RGM will, directly or indirectly, either for themselves or for any other person, firm, company or corporation, in any capacity, induce or attempt to induce or call upon or solicit any of Peninsula's employees, consultants, customers, prospective customers, suppliers, landlords or other business relations of Peninsula to leave or cease doing business with Peninsula or in any way interfere with the relationship between Peninsula and any of its employees, customers, prospective customers, suppliers, landlords or other business relations thereof or hire or solicit for employment any employee of Peninsula. If, at the time of enforcement of this Section 6, a court holds that the restrictions stated herein are unreasonable under circumstances then existing, the parties hereto agree that the maximum duration, scope and geographical area reasonable under such circumstances shall be substituted for the stated period, scope and area and that the court shall be allowed to reduce the restrictions contained herein to cover the maximum duration, scope and area permitted by law. Grippe and RGM each acknowledge that a violation of the provisions of this Agreement will cause irreparable harm to Peninsula's business, the exact amount of which will be difficult to ascertain, and that the remedies at law for any such breach will be inadequate. Accordingly, Grippe and RGM agree that, in the event of such violation or threatened violation by either of them, Peninsula shall be entitled, in addition to any other remedy which may be available at law or in equity, to specific performance and injunctive relief, without posting bond or other security. Grippe and RGM further agree that, in the event of the voluntary or involuntary termination of Grippe's employment with Peninsula for any reason whatsoever, Grippe and RGM shall promptly deliver to Peninsula all documents, photocopies, notes, drawings, data and other materials of any nature pertaining to Grippe's employment with Peninsula, and neither Grippe nor RGM shall take with them, or allow any third party to take, any of the foregoing or any reproduction of any of the foregoing.

          7. This agreement shall be governed by and interpreted in accordance with the laws of the State of Iowa without giving effect to conflicts of law provisions thereof.

          8. Peninsula, RGM and Grippe hereby agree that any dispute arising under or with respect to this Agreement shall be determined by arbitration in Las Vegas, Nevada pursuant to the rules of the American Arbitration Association ("AAA") by a panel of three arbitrators with experience in the gaming business, one of whom shall be appointed by RGM, one of whom shall be appointed by Peninsula and the third of whom shall be appointed by the first two arbitrators and shall act as Chairman, provided that if a party shall fail to appoint an arbitrator within 20 days after commencement of the arbitration or the Chairman shall not be appointed within 40 days of the commencement of the arbitration, the same shall be appointed by the AAA. Such arbitrators may award legal fees and expenses to the party prevailing in such arbitration. The decision of such arbitrators shall be binding upon the parties hereto.

          9. This Agreement represents the entire understanding of the parties with respect to its subject matter and may be amended or modified only by a written instrument duly signed by the parties hereto.

          10. Any notice required or permitted to be given hereunder shall be given as follows:

                           a. Peninsula:

                           M. Brent Stevens
                           c/o Jefferies & Company, Inc.
                           11100 Santa Monica Boulevard, Tenth Floor
                           Los Angeles, CA  90025

                           b. RGM:

                           William L. Westerman
                           Riviera Hotel & Casino
                           2901 Las Vegas Boulevard South
                           Las Vegas, NV  89109

                           c. Grippe:

                           Jerome Grippe
                           Riviera Hotel & Casino
                           2901 Las Vegas Boulevard South
                           Las Vegas, NV 89109

         11. Notwithstanding anything to the contrary set forth herein, this Agreement is subject to, and shall become effective upon, the approval of the Iowa Racing and Gaming Commission and appropriate licensure by RGM and Grippe pursuant to the rules and regulations of the Iowa Racing and Gaming Commission.


          IN WITNESS WHEREOF, the parties have duly executed this Agreement as of the date written above.

                                            RIVIERA GAMING MANAGEMENT, INC.



                                            By:_________________________________
                                               Name:
                                               Title:



                                            /s/ Jerome Grippe
                                            -----------------
                                            JEROME GRIPPE



                                            PENINSULA GAMING COMPANY, LLC



                                            By:  /s/ M. Brent Stevens
                                                 --------------------
                                                 Name:  M. Brent Stevens
                                                 Title:  President and CEO

                                                                    Exhibit 12.1

          Computation of Ratio of Earnings to Fixed Charges (amounts in thousands except ratio information)
                                                              7/15/99 - 12/31/99
                                                              ------------------
Earnings:

         Total Earnings                                                 $(2,437)

Fixed Charges:

         Interest Charges                                                  4,041
         Preferred Member Distributions                                      289
         Amortization of bond issuance costs and bond discount               342
                                                                         -------

Total Fixed Charges                                                        4,672

Earnings as adjusted                                                      $2,235
                                                                         -------

Ratio of earnings to fixed charges                                           0.5
                                                                         -------