Form 10-Q
period 2000-03-31
PENINSULA GAMING CO LLC; PENINSULA GAMING CORP
filed 2000-05-16
CIK 1095997, 1096051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934
For the quarterly period ended March 31, 2000.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the transition period from ______________________ to _______________________

                             Commission File Number:

              Peninsula Gaming Company, LLC/Peninsula Gaming Corp.
             (Exact name of registrant as specified in its charter)

                Iowa                                     42-1483875
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

3rd Street Ice Harbor, PO Box 1750, Dubuque, Iowa                 52001-1750
 (Address of principal executive offices)                         (Zip Code)

                                 (319) 583-7005
               (Registrant's telephone number including area code)

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during he preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the last 90 days.    Yes __X__   No _____

         All of the common equity interests of Peninsula Gaming Company, LLC (The "Company") are held by Peninsula Gaming Partners, LLC, and all of the common stock of Peninsula Gaming Corp. is held by Peninsula Gaming Company, LLC.

                          PENINSULA GAMING COMPANY, LLC
                               INDEX TO FORM 10-Q

                                                                           PAGE
                                                                           -----
Part I - Financial Information

Item 1 - Financial Statements

   Peninsula Gaming Company, LLC:
      Balance Sheets (Unaudited) as of December 31, 1999 and
        March 31, 2000.........................................................4
   Statement of Operations (Unaudited) for the Three Months Ended
        March 31, 2000.........................................................5
   Statement of Changes in Members' Equity (Unaudited) for the
        Three Months Ended March 31, 2000......................................6
   Statement of Cash Flows (Unaudited) for the
       Three Months Ended March 31, 2000.......................................7
   Notes to Financial Statements (Unaudited)...................................8

   Predecessor Company:
   Greater Dubuque Riverboat Entertainment Company, L.C. and
   Harbor Community Investment, L.C.:
      Combined Statement of Operations (Unaudited) for the
         Three Months Ended March 31, 1999.....................................9
      Combined Statement of Changes in Members' Equity (Unaudited) for the
         Three Months Ended March 31, 1999....................................10
      Combined Statement of Cash Flows (Unaudited) for the
         Three Months Ended March 31, 1999....................................11
      Notes to Combined Financial Statements (Unaudited)......................12

Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................13

Item 3 - Quantitative and Qualitative Disclosures About Market Risk...........15


Part II - Other Information...................................................16

Signatures....................................................................18

                         Part I. Financial Information

Item 1.  Financial Statements

                          PENINSULA GAMING COMPANY, LLC
                            BALANCE SHEET (UNAUDITED)


                                                                               March 31,            December 31,
                                                                                 2000                  1999
                                                                            ---------------       --------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                    $10,343,371          $ 7,918,742
   Accounts receivable, less allowance for doubtful accounts                        123,030              115,616
   Inventory                                                                         84,811               99,813
   Prepaid expenses                                                                 482,701              630,754
                                                                                -----------

                  Total current assets                                           11,033,913            8,764,925
                                                                                -----------          -----------

PROPERTY AND EQUIPMENT, NET                                                      18,724,279           18,950,194
                                                                                -----------          -----------

OTHER ASSETS:
   Deposits                                                                          27,472                27,472
   Bond issuance costs, net of amortization                                       4,348,122             4,520,894
   Goodwill and other intangible assets, net of amortization                     55,557,907            55,911,404
                                                                                -----------           -----------
                  Total other assets                                             59,933,501             60,459,770
                                                                                -----------           -----------

TOTAL                                                                           $89,691,693           $88,174,889
                                                                                ===========           ============

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                             $   353,110            $   476,868
   Accrued payroll and payroll taxes                                              1,027,526              1,131,771
   Other accrued expenses                                                         4,444,839              2,609,630
   Current maturities of capital lease obligations                                  170,436                151,331
                                                                                -----------            -----------

                  Total current liabilities                                       5,995,911              4,369,600
                                                                                -----------            ----------

LONG-TERM LIABILITIES:
   Senior secured notes, net of discount                                         70,223,987             70,203,780
   Capital lease obligations, net of current maturities                             305,345                324,450
                  Total long-term liabilities                                    70,529,332             70,528,230
                                                                                -----------            -----------
                  Total liabilities                                              76,525,243             74,897,830
                                                                                -----------            -----------

COMMITMENTS AND CONTINGENCIES

PREFERRED MEMBER INTEREST, REDEEMABLE                                            7,000,000              7,000,000

MEMBERS' EQUITY:
   Common member interest                                                        9,000,000              9,000,000
   Accumulated deficit                                                          (2,833,550)            (2,722,941)
                                                                                ----------            -----------
                  Total members' equity                                          6,166,450              6,277,059


TOTAL                                                                           $89,691,693           $ 88,174,889
                                                                                ===========          =============

See notes to financial statements (unaudited).

                          PENINSULA GAMING COMPANY, LLC
                       STATEMENT OF OPERATIONS (UNAUDITED)



                                                                 March 31,
                                                                   2000
                                                              ----------------
REVENUES:
   Casino                                                       $10,848,157
   Food and beverage                                                631,108
   Other
                                                                     36,268
   Less promotional allowances                                     (205,095)
                                                                -----------
                  Total net revenues                             11,310,438
                                                                -----------

EXPENSES:
   Casino                                                         4,715,286
   Food and beverage                                                643,389
   Boat operations                                                  516,213
   Other
                                                                      7,883
   Selling, general and administrative                            1,768,902
   Depreciation and amortization                                    862,006
                                                                -----------
                  Total expenses                                  8,513,679
                                                                -----------

INCOME FROM OPERATIONS                                            2,796,759
                                                                -----------

OTHER INCOME (EXPENSE):
   Interest income                                                   80,224
   Interest expense                                              (2,381,555)
   Loss on sale of assets                                            (6,387)
                                                                -----------
                  Total other expense                            (2,307,718)
                                                                ------------

NET INCOME BEFORE PREFERRED MEMBER DISTRIBUTIONS
                                                                    489,041

LESS PREFERRED MEMBER DISTRIBUTIONS                                (157,500)
                                                                ------------

NET INCOME TO COMMON INTERESTS                                  $    331,541
                                                                ============

See notes to financial statements (unaudited).

                                    PENINSULA GAMING COMPANY, LLC
                         STATEMENT OF CHANGES IN MEMBERS' EQUITY (UNAUDITED)


                                               Common                                       Total
                                               Member             Accumulated             Members'
                                              Interest              Deficit                Equity
                                           ----------------    ------------------      ----------------

BALANCE, DECEMBER 31, 1999                     $ 9,000,000         $ (2,722,941)          $ 6,277,059

Net Income to Common Interest
                                                                        331,541               331,541

Member Distributions                                                   (442,150)             (442,150)

                                           ----------------    ------------------      ----------------
BALANCE, MARCH 31, 2000                        $ 9,000,000         $ (2,833,550)          $ 6,166,450
                                           ================    ==================      ================


See notes to financial statements (unaudited).

                          PENINSULA GAMING COMPANY, LLC
                       STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                                                                 March 31,
                                                                                                                    2000
                                                                                                                -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                                                   $ 331,541
     Adjustments to reconcile net income to net cash flows
      provided by operating activities:
          Depreciation and amortization
                                                                                                                    862,006
          Provision for doubtful accounts
                                                                                                                     26,205
          Amortization of bond issuance costs and bond discount
                                                                                                                    192,980
          Loss on sale of assets
                                                                                                                      6,387
     Changes in operating assets and liabilities:
          Receivables
                                                                                                                    (33,619)
          Inventory
                                                                                                                     15,002
          Prepaid expenses and other assets
                                                                                                                    148,053
          Accounts payable
                                                                                                                   (123,758)
          Accrued expenses                                                                                        1,730,963
                                                                                                                 -----------
              Net cash provided by operating activities                                                           3,155,760

CASH FLOWS FROM INVESTING ACTIVITIES - Purchase of property and equipment
                                                                                                                   (288,981)

CASH FLOWS FROM FINANCING ACTIVITIES - Member distributions
                                                                                                                   (442,150)
                                                                                                                ------------

NET INCREASE IN CASH                                                                                              2,424,629

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                                  7,918,742
                                                                                                                -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                                      $10,343,371
                                                                                                                ============

See notes to financial statements (unaudited).

                          PENINSULA GAMING COMPANY, LLC
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.  Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring entries unless otherwise disclosed, necessary to present fairly the financial information of Peninsula Gaming Company, LLC (the "Company") for the interim periods presented and have been prepared in accordance with generally accepted accounting principles. The interim results reflected in the financial statements are not necessarily indicative of results for the full year or other periods.

The financial statements contained herein should be read in conjunction with the audited financial statements and accompanying notes to the financial statements included in the Company's Annual Report on Form 10-K for the period ending December 31, 1999. Accordingly, footnote disclosure which would substantially duplicate the disclosure in the audited financial statements has been omitted in the accompanying unaudited financial statements.


2.  Commitments and Contingencies

The Company is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the Company.

3.  Unaudited Pro Forma Summarized Operating Results

The following unaudited supplemental pro forma information of the Company, Greater Dubuque Riverboat Entertainment Company, L.C. ("GDREC") and Harbor Community Investment, L.C. ("HCI") for the three months ended March 31, 1999 has been adjusted as if the Company had been formed and the acquisition of the Diamond Jo casino from GDREC and HCI (the "Acquisition") had been completed as of January 1, 1999 to give effect to (i) the elimination of amortization expense related to intangible assets not purchased, (ii) amortization of goodwill related to the Acquisition over a forty year period, (iii) elimination of non-recurring expenses related to the Acquisition, (iv) increase in executive compensation expense incurred annually due to the Acquisition, (v) elimination of interest expense of $0.2 million related to debt of the predecessor companies not assumed by the Company as part of the Acquisition, (vi) interest expense of $2.2 million on the notes calculated at an interest rate of 12 1/4 % interest rate per annum and (vii) amortization of the original $4.8 million of bond issuance costs and original issue discount of $0.8 million over a period of seven years. Such following pro forma supplemental financial information does not purport to be indicative of the actual results of operations of the Company, GDREC and HCI that would have resulted had the Company been formed and had the Acquisition been completed as of January 1, 1999 or of the future results of operations of the Company, GDREC and HCI.

                                                      Pro Forma
                                                  Three Months Ended
                                                    March 31, 1999
                                                  -------------------
                                                     (in thousands)

Net Revenues                                            $10,985
Income from Operations                                    2,769

Net Income to common interests                             374

              GREATER DUBUQUE RIVERBOAT ENTERTAINMENT COMPANY, L.C.
                      AND HARBOR COMMUNITY INVESTMENT, L.C.
                  COMBINED STATEMENT OF OPERATIONS (UNAUDITED)


                                                                     March 31,
                                                                        1999
                                                                   -------------
REVENUES:
   Casino                                                          $ 10,564,543
   Food and beverage                                                    608,037
   Other
                                                                         54,655
   Less promotional allowances                                         (241,929)
                                                                   -------------
                  Total net revenues                                 10,985,306
                                                                   -------------

EXPENSES:
   Casino                                                             4,502,159
   Food and beverage                                                    603,985
   Boat operations                                                      467,151
   Other
                                                                          7,072
   Selling, general and administrative                                1,673,177
   Depreciation and amortization                                        529,121
   Sale of business expense                                             183,149
   Ownership litigation
                                                                         89,547
                                                                   -------------
                  Total expenses                                      8,055,361
                                                                   -------------

INCOME FROM OPERATIONS                                                2,929,945
                                                                   -------------

OTHER INCOME (EXPENSE):
   Interest income                                                       40,742
   Interest expense                                                    (171,299)
   Loss on sale of assets                                               (75,412)
                                                                   -------------
                  Total other expense                                  (205,969)
                                                                   -------------

NET INCOME                                                          $ 2,723,976
                                                                   =============

See notes to combined financial statements (unaudited).

              GREATER DUBUQUE RIVERBOAT ENTERTAINMENT COMPANY, L.C.
                      AND HARBOR COMMUNITY INVESTMENT, L.C.
          COMBINED STATEMENT OF CHANGES IN MEMBERS' EQUITY (UNAUDITED)



                                                                         Unrealized Gain                               Total
                                         Member          Member           on Investments          Retained           Members'
                                          Units         Interest        Available for Sale        Earnings            Equity
                                       ------------ ----------------- ----------------------- ------------------ ------------------
BALANCE, DECEMBER 31, 1998                     112      $ 4,100,000       $        1,508        $ 12,595,500      $ 16,697,008

Net income                                                                                         2,723,976         2,723,976

Member distributions                                                                              (3,494,681)       (3,494,681)

Change in unrealized gain on
   securities available for sale
                                                                                  (1,508)                               (1,508)
                                       ------------ ----------------- ----------------------- ------------------ ------------------
BALANCE, MARCH 31, 1999                        112      $ 4,100,000       $            -        $   11,824,795    $ 15,924,795
                                       ============ ================= ======================= ================== ==================


See notes to combined financial statements (unaudited).

              GREATER DUBUQUE RIVERBOAT ENTERTAINMENT COMPANY, L.C.
                      AND HARBOR COMMUNITY INVESTMENT, L.C.
                  COMBINED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                                                    March 31,
                                                                                                       1999
                                                                                                 ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                                   $   2,723,976
     Adjustments to reconcile net income to net cash flows
      provided by operating activities:
          Depreciation and amortization                                                                 529,121
          Loss on sale of assets
                                                                                                        75,412
          Gain on sale of available for sale securities
                                                                                                        (4,145)
     Changes in operating assets and liabilities:
          Receivables
                                                                                                        (20,715)
          Inventory
                                                                                                          2,602
          Prepaid expenses and other assets
                                                                                                          3,927
          Accounts payable
                                                                                                        (58,994)
          Accrued expenses
                                                                                                         69,228
                                                                                                   -------------
              Net cash provided by operating activities                                               3,320,412
                                                                                                   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property and equipment                                                        39,600
     Purchase of property and equipment                                                                (238,490)
     Proceeds from sale of available for sale securities                                                512,000
                                                                                                   -------------
              Net cash provided by investing activities                                                 313,110
                                                                                                   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment on long-term liabilities                                                                (1,281,428)
     Member distributions                                                                            (3,494,681)
                                                                                                   --------------
              Net cash used by financing activities                                                  (4,776,109)
                                                                                                   --------------

NET DECREASE IN CASH                                                                                 (1,142,587)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                      5,820,717
                                                                                                   -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                         $  4,678,130
                                                                                                   =============


See notes to combined financial statements (unaudited).

GREATER DUBUQUE RIVERBOAT ENTERTAINMENT COMPANY, L.C.
AND HARBOR COMMUNITY INVESTMENT, L.C.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



1.  Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring entries unless otherwise disclosed, necessary to present fairly the financial information of Greater Dubuque Riverboat Entertainment Company, L.C. and Harbor Community Investment, L.C. (the "Companies") for the interim periods presented and have been prepared in accordance with generally accepted accounting principles. The interim results reflected in the financial statements are not necessarily indicative of results for the full year or other periods.

The financial statements contained herein should be read in conjunction with the audited financial statements and accompanying notes to the financial statements included in Peninsula Gaming Company, LLC's Annual Report on Form 10-K for the period ending December 31, 1999. Accordingly, footnote disclosure which would substantially duplicate the disclosure in the audited financial statements has been omitted in the accompanying unaudited financial statements.

Certain amounts for fiscal 1999 have been reclassified to conform with fiscal 2000 financial statement presentation.


2.  Commitments and Contingencies

The Companies are involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the Companies.

Item 2.    MANAGEMENT DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the combined financial statements and the related notes thereto appearing elsewhere in this report. Some statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of the Litigation Reform Act, which involve risks and uncertainties, including the risks and uncertainties discussed below, as well as other risks set forth in our Annual Report on Form 10-K for the year ended December 31, 1999. Should these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our future performance and actual results of operations may differ materially from those expected or intended.

The results of operations for the three months ended March 31, 2000 discussed below are our results of operations. The results of operations for the three months ended March 31, 1999 discussed below are the combined results of operations of the predecessor companies. As a result of the substantially different capital structure of our company in comparison to that of the predecessor companies, and of the applications of purchase accounting in connection with the July 1999 acquisition, our results of operations may not be entirely comparable to the results of operations of the predecessor companies.

Selected Financial Data
-----------------------

      Statement of Operations Data
      ----------------------------

                                                                                Three Months Ended March 31
                                                                                ---------------------------
                                                                                1999(1)           2000
                                                                                ----              ----
REVENUES:

Casino                                                                          $10,564,543       $10,848,157
Food and beverage                                                                   608,037           631,108
Other                                                                                54,655            36,268
Less: Promotional allowances                                                      (241,929)          (205,095)
                                                                                -----------       -----------

Net revenues                                                                     10,985,306        11,310,438


EXPENSES

Casino                                                                            4,502,159         4,715,286
Food and beverage                                                                   603,985           643,389
Boat operations                                                                     467,151           516,213
Other                                                                                 7,072             7,883
Selling, general and administrative                                               1,673,177         1,768,902
Selling and litigation expenses(2)                                                  272,696                 0
Depreciation and amortization                                                       529,121           862,006
                                                                                -----------       ------------

Total expenses                                                                    8,055,361         8,513,679
                                                                                -----------       -----------

Income From Operations                                                            2,929,945         2,796,759

-------
(1)  Certain expenses for 1999 have been reclassified on a comparative basis to the three month period ended March 31, 2000.
(2)  Consists of non-recurring charges related to sale of business and certain litigation costs and expenses incurred by our predecessor companies.

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

For the three months ended March 31, 2000 and 1999, Dubuque was a two-casino market consisting of the Diamond Jo and the Greyhound Park. Casino gaming win in the Dubuque market increased 8.1% to $19.2 million for the three months ended March 31, 2000 from $17.7 million for the three months ended March 31, 1999. We believe this increase was primarily due to better weather in January 2000 than January 1999 and a change in slot mix at the Greyhound Park. Admissions to the casinos in the Dubuque market increased 5.0% to 449,917 for the three months ended March 31, 2000 from 428,356 for the three months ended March 31, 1999. For the three months ended March 31, 2000 our share of the Dubuque market casino gaming win decreased to 56.7% from 59.6% and casino admissions decreased to 55.1% from 57.4%, in each case, for the three months ended March 31, 1999. We believe our market share decrease was primarily due to change in slot mix at the Greyhound Park.

         Net revenues increased 3.0% to $11.3 million for the three months ended March 31, 2000 from $11.0 million for the three months ended March 31, 1999 due primarily to a 19.6% increase in our table game hold percentage from 19.04% to 22.78%. Our admissions for the three months ended March 31, 2000 increased 0.8% to 247,906 from 245,935 for the three months ended March 31, 1999 primarily due to better weather in January of 2000 versus January of 1999. Such net increase in admissions also reflects a decrease in group bus passengers of 4,484 for the three months ended March 31, 2000 compared to the three months ended March 31, 1999, resulting from our implementing a more cost-effective incentive program. For the three months ended March 31, 2000 our win per admission increased 1.9% to $43.76 from $42.96 for the three months ended March 31, 1999. Consistent with an increase in net revenues, win per gaming position increased 1.6% to $125.62 for the three months ended March 31, 2000 from $123.69 for the three months ended March 31, 1999. Our casino revenues increased 2.7% to $10.8 million for the three months ended March 31, 2000 from $10.6 million for the three months ended March 31, 1999. Casino revenues were derived 79.6% from slot machines and 20.4% from table games for the three months ended March 31, 2000 compared to 81.4% from slot machines and 18.6% from table games for the three months ended March 31, 1999. The increase in casino revenues was due primarily to a 19.6% increase in table game hold percentage. Food and beverage revenues, other revenues and promotional allowances increased 9.9% to $0.5 million for the three months ended March 31, 2000 compared to $0.4 million for the three months ended March 31, 1999. The increase was primarily due to an increase in the volume of food sales and an increase in beverage pricing.

Casino operating expenses increased 4.7% to $4.7 million for the three months ended March 31, 2000 from $4.5 million for the three months ended March 31, 1999. We believe this increase was due primarily to an increase in player points expenses of approximately $149,000 due to a triple point promotion that ran in the months of January and February. Food and beverage expenses were substantially unchanged at $.6 million for the three months ended March 31, 2000 and March 31, 1999. Selling, general and administrative expenses increased 5.7% to $1.8 million for the three months ended March 31, 2000 from $1.7 million for the three months ended March 31, 1999 primarily due to an increase in insurance expense of $56,000, professional fees of $32,000 and charitable contributions of $20,000. Non-recurring expenses for the three months ended March 31, 1999 included $.3 million related to sale of business and certain litigation costs incurred by the predecessor companies.

Depreciation and amortization expenses increased 62.9% to $0.9 million for the three months ended March 31, 2000 from $0.5 million for the three months ended March 31, 1999. This increase was primarily due to the amortization of goodwill of $0.4 million that was recorded in connection with the July 1999 acquisition. Net interest expense was $2.3 million for the three months ended March 31, 2000 and $0.1 million for the three months ended March 31, 1999. The increase in interest expense is due to the issuance of $71 million principal amount of senior secured notes at an interest rate of 12.25% in connection with the July 1999 acquisition. Loss on disposal of assets was insignificant for the three months ended March 31, 2000 and $0.1 million for the three months ended March 31, 1999. These losses were attributable primarily to the replacement/upgrade of slot machines.

Liquidity and Capital Resources

         Our cash balance increased $2.4 million during the three month period ended March 31, 2000 to $10,343,371 from $7,918,742 at December 31, 1999.

Cash flows from operating activities of $3.2 million for the three month period consisted of net income of $0.3 million, increased by non cash charges of $1.1 million, principally depreciation and amortization, and an increase in working capital of $1.7 million. The change in working capital is primarily comprised of an increase in accrued expenses of $1.7 million due to an increase in accrued interest expense relating to the issuance of $71 million principal amount of 12.25% senior secured notes due 2006.

Cash flows used for investing activities for the three month period ended March 31, 2000 were $0.3 million. The primary use of these funds was for capital expenditures.

Cash flows from financing activities for the period ended March 31, 2000 of $0.4 million reflects distributions to members.

         We believe that cash on hand and cash generated from operations will be sufficient to satisfy our working capital requirements, maintenance, and capital expenditures and other cash obligations. However, we cannot assure you that this will be the case. If cash on hand and cash generated from operations are insufficient to meet these obligations, we may have to refinance our debt or sell some or all of our assets to meet our obligations.

         Under the terms of the indenture governing the notes, we have the ability to obtain a new credit facility in the future to borrow up to $10.0 million if we determine that the availability of this facility would benefit our operations.

As a condition to the granting of our gaming license, we were required by the gaming commission to spend up to a maximum of $11.5 million toward the development and construction of a hotel contiguous to the Diamond Jo portside facility. At the April 20, 2000 gaming commission meeting, that contingency was lifted and our license was renewed with no requirement toward development.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company is exposed to certain market risks which are inherent in the Company's financial instruments which arise from transactions entered into in the normal course of business. Although the Company currently utilizes no derivative financial instruments which expose the Company to significant market risk and currently has no variable rate debt, the Company is exposed to fair value risk due to changes in interest rates with respect to its long-term fixed interest rate debt borrowing.

         The following table sets forth information relating to the Company's fixed rate debt at March 31, 2000, which is subject to interest rate risk (dollars in millions):

Description            Contract Terms      Interest Rate    Cost     Fair Value
-----------            -------------       -------------    ------   -----------

Senior Secured Notes   Due July 1, 2006    12-1/4% fixed    $71.0       69.60*

------------
* Represents fair value as of May 15, 2000 based on information provided by Jefferies, & Co., Inc.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to, and none of our property is the subject of, any pending legal proceedings other than litigation arising in the normal course of business. We believe this litigation is either covered by insurance or not material. We did not assume liability for any litigation involving the Diamond Jo or any of the related real property we acquired from our predecessor companies.


Item  2.  Changes in Securities and Use of Proceeds.

         None


Item 3.  Defaults Upon Senior Securities.

         Not applicable


Item 4.  Submission of Matters to a Vote of Security Holders.

         None


Item 5.  Other Information.

         None


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.
              --------

              3.1A.  Certificate of Formation of Peninsula
                     Gaming Company, LLC (incorporated by
                     reference from Exhibit 3.1A to the Company's
                     Form 10-K for the year ended December 31, 1999, file number 333-88829)

              3.1B.  Amendment to Certificate of Formation
                     of Peninsula Gaming Company, LLC
                     (incorporated by reference from Exhibit 3.1B to the Company's Form 10-K for the year ended December 31, 1999, file number 333-88829)

              2.2. Operating Agreement of Peninsula Gaming Company, LLC (incorporated by reference from Exhibit 3.2 to the Company's Form 10-K for the year ended December 31, 1999, file number 333-88829)

              3.3. Articles of Incorporation of Peninsula Gaming Corp (incorporated by reference from Exhibit 3.3 to the Company's Form 10-K for the year ended December 31, 1999, file number 333-88829)

              3.4. Bylaws of Peninsula Gaming Corp (incorporated by reference from Exhibit 3.4 to the Company's Form 10-K for the year ended December 31, 1999, file number 333-88829)


             26.1.   Financial Data Schedule


         (b) Reports on Form 8-K

             None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dubuque, State of Iowa on May 15, 2000.

                                      PENINSULA GAMING COMPANY

                                      By:  /s/ M. Brent Stevens
                                         -------------------------------------
                                         M. Brent Stevens
                                         Chief Executive Officer

                                      By:  /s/ Natalie A. Schramm
                                         --------------------------------------
                                         Natalie A. Schramm
                                         Chief Financial Officer


                                      PENINSULA GAMING CORP.

                                      By: /s/ M. Brent Stevens
                                         --------------------------------------
                                         M. Brent Stevens
                                         President and Treasurer
                                         (principal financial officer)