Form 10-Q
period 2000-06-30
PENINSULA GAMING CO LLC; PENINSULA GAMING CORP
filed 2000-08-14
CIK 1095997, 1096051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the quarterly period ended June 30, 2000.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the transition period from _______ to ______


                        Commission File Number: 333-88829


              Peninsula Gaming Company, LLC/Peninsula Gaming Corp.
             (Exact name of registrant as specified in its charter)

                         Iowa                                                 42-1483875
(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification No.)

3rd  Street Ice Harbor, PO Box 1750, Dubuque, Iowa                            52001-1750
         (Address of principal executive offices)                             (Zip Code)

                                 (319) 583-7005
               (Registrant's telephone number including area code)

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the last 90 days.                     Yes __X__ No _____

     All of the common equity interests of Peninsula Gaming Company, LLC (The "Company") are held by Peninsula Gaming Partners, LLC, and all of the common stock of Peninsula Gaming Corp. is held by Peninsula Gaming Company, LLC.

                          PENINSULA GAMING COMPANY, LLC
                               INDEX TO FORM 10-Q



PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

   Peninsula Gaming Company, LLC:
      Balance Sheets (Unaudited) as of December 31, 1999 and June 30, 2000.......................3
      Statement of Operations (Unaudited) for the Three and Six Months Ended June 30, 2000.......4
      Statement of Changes in Members' Equity (Unaudited) for the Six Months Ended
         June 30, 2000...........................................................................5
      Statement of Cash Flows (Unaudited) for the Six Months Ended June 30, 2000.................6
      Notes to Financial Statements (Unaudited)..................................................7

   Predecessor Company:
   Greater Dubuque Riverboat Entertainment Company, L.C. and
   Harbor Community Investment, L.C.:
      Combined Statement of Operations (Unaudited) for the Three and Six Months Ended
         June 30, 1999...........................................................................8
      Combined Statement of Changes in Members' Equity (Unaudited) for the Six Months
         Ended June 30, 1999.....................................................................9
      Combined Statement of Cash Flows (Unaudited) for the Six Months Ended
         June 30, 1999..........................................................................10
      Notes to Combined Financial Statements (Unaudited)........................................11

   Item 2 - Management's Discussion and Analysis of Financial
      Condition and Results of Operations.......................................................12

   Item 3 - Quantitative and Qualitative Disclosures About Market Risk..........................15


PART II - OTHER INFORMATION.....................................................................16

Signatures......................................................................................19

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                          PENINSULA GAMING COMPANY, LLC
                            BALANCE SHEET (UNAUDITED)

                                                                  June 30,      December 31,
                                                                    2000           1999
                                                               ------------    ------------

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                   $  7,435,732    $  7,918,742
   Accounts receivable, less allowance for doubtful accounts        139,215         115,616
   Inventory                                                        104,054          99,813
   Prepaid expenses                                                 570,263         630,754
                                                               ------------    ------------
                 Total current assets                             8,249,264       8,764,925
                                                               ------------    ------------


PROPERTY AND EQUIPMENT, NET                                      19,059,880      18,950,194
                                                               ------------    ------------

OTHER ASSETS:
   Deposits                                                          27,473          27,472
   Bond issuance costs, net of amortization                       4,351,496       4,520,894
   Goodwill and other intangible assets, net of amortization     55,204,410      55,911,404
                                                               ------------    ------------
                  Total other assets                             59,583,379      60,459,770
                                                               ------------    ------------

TOTAL                                                          $ 86,892,523    $ 88,174,889
                                                               ============    ============

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                            $    848,816    $    476,868
   Accrued payroll and payroll taxes                                838,194       1,131,771
   Other accrued expenses                                         1,432,313       2,609,630
   Current maturities of capital lease obligations                  132,371         151,331
                                                               ------------    ------------
                  Total current liabilities                       3,251,694       4,369,600
                                                               ------------    ------------

LONG-TERM LIABILITIES:
   Senior secured notes, net of discount                         70,244,832      70,203,780
   Capital lease obligations, net of current maturities             343,410         324,450
                                                               ------------    ------------
                  Total long-term liabilities                    70,588,242      70,528,230
                                                               ------------    ------------
                  Total liabilities                              73,839,936      74,897,830
                                                               ------------    ------------

COMMITMENTS AND CONTINGENCIES

PREFERRED MEMBER INTEREST, REDEEMABLE                             7,000,000       7,000,000

MEMBERS' EQUITY:
   Common member interest                                         9,000,000       9,000,000
   Accumulated deficit                                           (2,947,413)     (2,722,941)
                                                               ------------    ------------
                  Total members' equity                           6,052,587       6,277,059
                                                               ------------    ------------

TOTAL                                                          $ 86,892,523    $ 88,174,889
                                                               ============    ============

See notes to financial statements (unaudited).

                          PENINSULA GAMING COMPANY, LLC
                       STATEMENT OF OPERATIONS (UNAUDITED)

                                                  Three Months      Six Months
                                                  Ended June 30,  Ended June 30,
                                                       2000            2000
                                                   ------------    -------------
REVENUES:
   Casino                                          $ 11,419,618    $ 22,267,775
   Food and beverage                                    667,188       1,298,296
   Other                                                 48,258          84,526
   Less promotional allowances                         (264,048)       (469,143)
                                                   ------------    ------------
                  Total net revenues                 11,871,016      23,181,454
                                                   ------------    ------------

EXPENSES:
   Casino                                             5,283,902       9,999,188
   Food and beverage                                    666,651       1,310,040
   Boat operations                                      544,655       1,060,868
   Other                                                 10,816          18,699
   Selling, general and administrative                1,685,909       3,454,811
   Depreciation and amortization                        872,501       1,734,507
                                                   ------------    ------------
                  Total expenses                      9,064,434      17,578,113
                                                   ------------    ------------

INCOME FROM OPERATIONS                                2,806,582       5,603,341
                                                   ------------    ------------

OTHER INCOME (EXPENSE):

   Interest income                                      118,596         198,820
   Interest expense                                   2,372,853)     (4,754,408)
   Loss on sale of assets                                                (6,387)
                                                   ------------    ------------
                  Total other expense                (2,254,257)     (4,561,975)
                                                   ------------    ------------

NET INCOME BEFORE PREFERRED MEMBER DISTRIBUTIONS        552,325       1,041,366

LESS PREFERRED MEMBER DISTRIBUTIONS                    (157,500)       (315,000)
                                                   ------------    ------------

NET INCOME TO COMMON INTERESTS                     $    394,825    $    726,366
                                                   ============    ============

See notes to financial statements (unaudited).

                          PENINSULA GAMING COMPANY, LLC
               STATEMENT OF CHANGES IN MEMBERS' EQUITY (UNAUDITED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000



                                    Common                            Total
                                    Member         Accumulated       Members'
                                   Interest          Deficit          Equity
                                 ------------      ------------     ----------

BALANCE, DECEMBER 31, 1999        $ 9,000,000      $(2,722,941)     $6,277,059

Net Income to Common Interest                          726,366         726,366

Member Distributions                                 (950,838)        (950,838)

                                  -----------      -----------      ----------
BALANCE, JUNE 30, 2000            $ 9,000,000      $(2,947,413)     $6,052,587
                                  ===========      ===========      ==========

See notes to financial statements (unaudited).

                          PENINSULA GAMING COMPANY, LLC
                       STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                   Six Months
                                                                                  Ended June 30,
                                                                                       2000
                                                                                    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                   $   726,366
     Adjustments to reconcile net income to net cash flows provided by operating activities:
          Depreciation and amortization                                             1,734,507
          Provision for doubtful accounts                                              59,546
          Amortization of bond issuance costs and bond discount                       391,457
          Loss on sale of assets                                                        6,387
     Changes in operating assets and liabilities:
          Receivables                                                                 (83,145)
          Inventory                                                                    (4,241)
          Prepaid expenses and other assets                                            60,491
          Accounts payable                                                            371,948
          Accrued expenses                                                         (1,470,894)
                                                                                   ----------
              Net cash provided by operating activities                             1,792,422

CASH FLOWS FROM INVESTING ACTIVITIES - Purchase of property and equipment          (1,143,587)

CASH FLOWS FROM FINANCING ACTIVITIES:
          Member distributions                                                       (950,838)
          Bond issuance costs                                                        (181,007)
                                                                                   ----------
              Net cash used by financing activities                                (1,131,845)

NET DECREASE IN CASH                                                                 (483,010)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    7,918,742
                                                                                   ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 7,435,732
                                                                                   ==========


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

3. Unaudited Pro Forma Summarized Operating Results

The following unaudited supplemental pro forma information of the Company, Greater Dubuque Riverboat Entertainment Company, L.C. ("GDREC") and Harbor Community Investment, L.C. ("HCI") for the six months ended June 30, 1999 has been adjusted as if the Company had been formed and the acquisition of the Diamond Jo casino from GDREC and HCI (the "Acquisition") had been completed as of January 1, 1999 to give effect to (i) the elimination of amortization expense related to intangible assets not purchased, (ii) amortization of goodwill related to the Acquisition over a forty year period, (iii) elimination of non-recurring expenses related to the Acquisition, (iv) increase in executive compensation expense incurred annually due to the Acquisition, (v) elimination of interest expense of $0.3 million for the six months ended respectively related to debt of the predecessor companies not assumed by the Company as part of the Acquisition, (vi) interest expense of $4.8 million for the six months ended on the notes calculated at an interest rate of 12 1/4 % interest rate per annum and (vii) amortization of the original $4.8 million of bond issuance costs and original issue discount of $0.8 million over a period of seven years. Such following pro forma supplemental financial information does not purport to be indicative of the actual results of operations of the Company, GDREC and HCI that would have resulted had the Company been formed and had the Acquisition been completed as of January 1, 1999 or of the future results of operations of the Company, GDREC and HCI.

                                               Pro Forma
                                            Six Months Ended
                                             June 30, 1999
                                             (in thousands)

Net Revenues                                      $22,903
Income from Operations                              5,473
Net Income to Common Interests                        693

              GREATER DUBUQUE RIVERBOAT ENTERTAINMENT COMPANY, L.C.
                      AND HARBOR COMMUNITY INVESTMENT, L.C.
                  COMBINED STATEMENT OF OPERATIONS (UNAUDITED)


                                           Three Months             Six Months
                                          Ended June 30,          Ended June 30,
                                               1999                    1999
                                       ---------------------   -----------------
REVENUES:

Casino                                       $ 11,428,095        $  21,992,638
   Food and beverage                              692,150            1,300,187
   Other                                           58,987              113,642
   Less promotional allowances                   (261,747)            (503,676)
                                             ------------        -------------
                  Total net revenues           11,917,485           22,902,791
                                             ------------        -------------

EXPENSES:
   Casino                                       4,779,205            9,281,364
   Food and beverage                              702,342            1,306,327
   Boat operations                                496,848              963,999
   Other                                           11,900               18,972
   Selling, general and administrative          2,017,636            3,690,813
   Depreciation and amortization                  536,775            1,065,896
   Sale of business expense                       143,471              326,620
   Ownership litigation                           208,990              298,537
                                             ------------        -------------
                  Total expenses                8,897,167           16,952,528
                                             ------------        -------------

INCOME FROM OPERATIONS                          3,020,318            5,950,263
                                             ------------        -------------

OTHER INCOME (EXPENSE):
   Interest income                                 31,681               72,423
   Interest expense                              (147,903)            (319,202)
   Loss on sale of assets                         (22,338)             (97,750)
                                             ------------        -------------
                  Total other expense            (138,560)           (344,529)
                                             ------------        -------------


NET INCOME                                   $  2,881,758        $   5,605,734
                                             ============        =============

See notes to combined financial statements (unaudited).

              GREATER DUBUQUE RIVERBOAT ENTERTAINMENT COMPANY, L.C.
                      AND HARBOR COMMUNITY INVESTMENT, L.C.

          COMBINED STATEMENT OF CHANGES IN MEMBERS' EQUITY (UNAUDITED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999



                                                                          Unrealized Gain                            Total
                                         Member            Member          on Investments         Retained           Members'
                                         Units            Interest       Available for Sale       Earnings           Equity
                                      -----------       ------------     ------------------     ------------      ------------

BALANCE, DECEMBER 31, 1998                    112        $ 4,100,000        $  1,508            $ 12,595,500      $ 16,697,008

Net income                                                                                         5,605,734         5,605,734

Member distributions                                                                              (5,258,468)       (5,258,468)

Change in unrealized gain on
   securities available for sale                                              (1,508)                                   (1,508)
                                       ----------        -----------        -----------         ------------       ------------
BALANCE, JUNE 30, 1999                        112        $ 4,100,000        $      --           $ 12,942,766       $ 17,042,766
                                       ==========        ===========        ===========         ============       ============

See notes to combined financial statements (unaudited).

              GREATER DUBUQUE RIVERBOAT ENTERTAINMENT COMPANY, L.C.
                      AND HARBOR COMMUNITY INVESTMENT, L.C.
                  COMBINED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                     Six Months
                                                                                   Ended June 30,
                                                                                        1999
                                                                                   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                     $   5,605,734
     Adjustments to reconcile net income to net cash flows provided by operating activities:
          Depreciation and amortization                                                 1,065,896
          Loss on sale of assets                                                           97,750
     Changes in operating assets and liabilities:
          Receivables                                                                     (22,577)
          Inventory                                                                        (3,085)
          Prepaid expenses and other assets                                                43,338
          Accounts payable                                                               (213,204)
          Accrued expenses                                                                391,240
                                                                                       ----------
              Net cash provided by operating activities                                 6,965,092
                                                                                       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property and equipment                                          35,455
     Purchase of property and equipment                                                  (358,011)
     Proceeds from sale of available for sale securities                                  512,000
                                                                                       ----------
              Net cash provided by investing activities                                   189,444
                                                                                       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment on long-term liabilities                                                  (2,598,691)
     Member distributions                                                              (5,258,468)
                                                                                       ----------
              Net cash used by financing activities                                    (7,857,159)
                                                                                       ----------

NET DECREASE IN CASH                                                                     (702,623)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        5,820,717
                                                                                       ----------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $   5,118,094
                                                                                       ==========


See notes to combined financial statements (unaudited).

             GREATER DUBUQUE RIVERBOAT ENTERTAINMENT COMPANY, L.C.
                     AND HARBOR COMMUNITY INVESTMENT, L.C.


NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)


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


        The results of operations for the three and six months ended June 30, 2000 discussed below are our results of operations. The results of operations for the three and six months ended June 30, 1999 discussed below are the combined results of operations of the predecessor companies. As a result of a substantially different capital structure of our company in comparison to that of the predecessor companies, and of the applications of purchase accounting in connection with the acquisition, our results of operations may not be entirely comparable to the results of operations of the predecessor companies.


Selected Financial Data

   Statement of Operations Data

                                Three Months Ended June 30           Six Months Ended June 30
                                1999 (1)              2000          1999 (1)              2000
                                -------               ----          -------               ----
Revenues:
   Casino                   $ 11,428,095      $ 11,419,618      $ 21,992,638      $ 22,267,775
   Food and beverage             692,150           667,188         1,300,187         1,298,296
   Other                          58,987            48,258           113,642            84,526
   Less: Promotional
   Allowances                   (261,747)         (264,048)         (503,676)         (469,143)
                            ------------      ------------      ------------      ------------

   Net revenues               11,917,485        11,871,016        22,902,791        23,181,454
                            ------------      ------------      ------------      ------------
Expenses:
   Casino                      4,779,205         5,283,902         9,281,364         9,999,188
   Food and beverage             702,342           666,651         1,306,327         1,310,040
   Boat operations               496,848           544,655           963,999         1,060,868
   Other                          11,900            10,816            18,972            18,699
   Selling, general and
      administrative           2,017,636         1,685,909         3,690,813         3,454,811
   Selling and litigation
      expenses (2)               352,461                 0           625,157                 0
   Depreciation and
      amortization               536,775           872,501         1,065,896         1,734,507
                            ------------      ------------      ------------      ------------

   Total expenses              8,897,167         9,064,434        16,952,528        17,578,113
                            ------------      ------------      ------------      ------------

Income From Operations         3,020,318         2,806,582         5,950,263         5,603,341


(1) Certain expenses for 1999 have been reclassified on a comparative basis to the three and six month periods ended June 30, 2000.

(2) Consists of non-recurring charges related to sale of business and certain litigation costs and expenses incurred by our predecessor companies.

Three months ended June 30, 2000 Compared to Three months ended June 30, 1999

        For the three months ended June 30, 2000 and 1999, Dubuque was a two-casino market consisting of the Diamond Jo and the Greyhound Park. Casino gaming win in the Dubuque market increased 1.6% to $20.9 million for the three months ended June 30, 2000 from $20.6 million for the three months ended June 30, 1999. We believe this increase was primarily due to increased player's club promotions and a change in slot mix at the Greyhound track. Admissions to the casinos in the Dubuque market decreased 1.6% to 518,874 for the three months ended June 30, 2000 from 527,382 for the three months ended June 30, 1999. This can be primarily attributed to our decrease in bus group and banquet passengers of 6,178 for the three months ended June 30, 2000. For the three months ended June 30, 2000 our share of the Dubuque market casino gaming win decreased to 54.5% from 55.5% and casino admissions decreased to 52.6% from 53.3%, in each case, for the three months ended June 30, 1999. We believe our market share decrease was primarily due to change in slot mix at the Greyhound Park and a decrease in group bus passengers.

        Net Revenues remained constant at $11.9 million for the three months ended June 30, 2000 and 1999. Our admissions for the three months ended June 30, 2000 decreased 3.1% to 272,753 from 281,354 for the three months ended June 30, 1999 primarily due to a decrease in bus and banquet passengers of 6,178 for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. The decrease in bus passengers is due to our change in marketing strategy. For the three months ended June 30, 2000 our win per admission increased 3.1% to $41.87 from $40.62 for the three months ended June 30, 1999. Our win per gaming position increased 4.0% to $137.59 for the three months ended June 30, 2000 from $132.33 for the three months ended June 30, 1999. Our casino revenues remained relatively constant at $11.4 million for the three months ended June 30, 2000 and 1999. Casino revenues were derived 81.3% from slot machines and 18.7% from table games for the three months ended June 30, 2000 compared to 80.4% from slot machines and 19.6% from table games for the three months ended June 30, 1999. Food and beverage revenues, other revenues and promotional allowances remained substantially unchanged at $0.5 million for three months ended June 30, 2000 and 1999.

        Casino operating expenses increased 10.6% to $5.3 million for the three months ended June 30, 2000 from $4.8 million for the three months ended June 30, 1999. This increase was due primarily to an increase in player points expense of approximately $278,000 due to a triple point promotion and an increase in casino and players club promotions of approximately $259,000 over last year. Food and beverage expenses were substantially unchanged at $0.7 million for the three months ended June 30, 2000 and 1999. Selling, general and administrative expenses decreased 16.4% to $1.7 million for the three months ended June 30, 2000 from $2.0 million for the three months ended June 30, 1999 primarily due to a decrease in professional fees of $135,000, a decrease in management bonuses of $93,000, a decrease in labor expense of $74,000 due to a remodeling project, a decrease in group subsidies of $71,000, and a decrease in employee insurance claims of $26,000. This was partially offset by an increase in head tax paid to the Dubuque Racing Association of $136,000. This tax commenced on April 1, 2000 per our agreement with the Dubuque Racing Association and continues thereafter. We are required to pay the sum of $.50 for each patron admitted on the boat, which, based on annual attendance, would approximate $500,000 annually. Non-recurring expenses for the three months ended June 30, 1999 included $0.4 million related to sale of business and certain litigation costs incurred by the predecessor companies.

        Depreciation and amortization expenses increased 62.5% to $0.9 million for the three months ended June 30, 2000 from $0.5 million for the three months ended June 30, 1999. This increase was primarily due to the amortization of goodwill of $0.4 million that was recorded in connection with the July 1999 acquisition. Net interest expense was $2.3 million for the three months ended June 30, 2000 and $0.1 million for the three months ended June 30, 1999. The increase in interest expense is due to the issuance of $71 million senior secured notes at 12.25% interest rate related to the acquisition in July of 1999.

Six months ended June 30, 2000 Compared to Six months ended June 30, 1999

        For the six months ended June 30, 2000 and 1999, Dubuque was a two-casino market consisting of the Diamond Jo and the Greyhound Park. Casino gaming win in the Dubuque market increased 4.6% to $40.1 million for the six months ended June 30, 2000 from $38.3 million for the six months ended June 30, 1999. We believe this increase was primarily due to better weather in January 2000 than January 1999, an increase in our table games revenue, an increase in our player's club promotions and a change in slot mix at the Greyhound track. Admissions to the casinos in the Dubuque market increased 1.4% to 968,791 for the six months ended June 30, 2000 from 955,738 for the six months ended June 30, 1999. For the six months ended June 30, 2000 our share of the Dubuque market casino gaming win decreased to 55.5% from 57.4% and casino admissions decreased to 53.7% from 55.2%, in each case, for the six months ended June 30, 1999. We believe our market share decrease was primarily due to a change in slot mix at the Greyhound Park and the decrease in group bus passengers at our facility.

        Net Revenues increased 1.2% to $23.2 million for the six months ended June 30, 2000 from $22.9 million for the six months ended June 30, 1999. This was primarily due to increased casino revenues which arose from an increase in table games revenue of $153,000 due to hold percentage increasing from 19.4% for the six months ended June 30, 1999 to 22.0% for the six months ended June 30, 2000 and an increase in slot revenue of $132,000 due to greater emphasis on promotions geared towards our players club members. Our admissions for the six months ended June 30, 2000 decreased 1.3% to 520,659 from 527,289 for the six months ended June 30, 1999. This was primarily due to the decrease in bus group and banquet passengers of 10,662 for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. The decrease in bus passengers is due to our change in marketing strategy. For the six months ended June 30, 2000 our win per admission increased 2.5% to $42.77 from $41.71 for the six months ended June 30, 1999. Consistent with an increase in net revenues, win per gaming position increased 2.7% to $131.49 for the six months ended June 30, 2000 from $128.04 for the six months ended June 30, 1999. Our casino revenues increased 1.3% to $22.3 million for the six months ended June 30, 2000 from $22.0 million for the six months ended June 30, 1999. Casino revenues were derived 80.5% from slot machines and 19.5% from table games for the six months ended June 30, 2000 compared to 80.9% from slot machines and 19.1% from table games for the six months ended June 30, 1999. Food and beverage revenues, other revenues and promotional allowances remained substantially unchanged at $0.9 million for the six months ended June 30, 2000 and 1999.

        Casino operating expenses increased 7.7% to $10.0 million for the six months ended June 30, 2000 from $9.3 million for the six months ended June 30, 1999. This increase was due primarily to an increase in player points expense of approximately $425,000 due to a triple point promotion and an increase in casino and players club promotions of approximately $307,000. Food and beverage expenses were substantially unchanged at $1.3 million for the six months ended June 30, 2000 and 1999. Selling, general and administrative expenses decreased 6.4% to $3.5 million for the six months ended June 30, 2000 from $3.7 million for the six months ended June 30, 1999 primarily due to a decrease in group subsidies of $105,000, a decrease management bonuses of $102,000 and a decrease in professional fees of $57,000. This decrease was offset by the increase in head tax paid to the Dubuque Racing Association of $136,000. This tax commenced on April 1, 2000 per our agreement with the Dubuque Racing Association and continues thereafter. We are required to pay the sum of $.50 for each patron admitted on the boat, which, based on annual attendance, would approximate $500,000 annually. Non-recurring expenses for the six months ended June 30, 1999 included $0.6 million related to sale of business and certain litigation costs incurred by the predecessor companies.

        Depreciation and amortization expenses increased 62.7% to $1.7 million for the six months ended June 30, 2000 from $1.1 million for the six months ended June 30, 1999. This increase was primarily due to the amortization of goodwill of $0.7 million that was recorded in connection with the July 1999 acquisition. Net interest expense was $4.6 million for the six months ended June 30, 2000 and $0.2 million for the six months ended June 30, 1999. The increase in interest expense is due to the issuance of $71 million senior secured notes at 12.25% interest rate related to the acquisition in July of 1999.

Liquidity and Capital Resources

        Our cash balance decreased $0.5 million during the six month period ended June 30, 2000 to $7,435,731 from $7,918,742 at December 31, 1999 (after giving effect to the bond interest payment of $4.3 million made on June 30,
2000).

        Cash flows from operating activities of $1.8 million for the six month period consisted of net income of $0.7 million increased by non cash charges of $2.2 million, principally depreciation and amortization, and a decrease in working capital of $1.1 million. The change in working capital is primarily comprised of a decrease in accrued expenses of $1,022,000 relating to the bond issuance and the acquisition.

        Cash flows used for investing activities for the six month period ended June 30, 2000 were $1.1 million. The primary use of these funds were for capital expenditures which were used to commence the remodeling of our entire casino. This is being done as an effort to improve the gaming experience for our patrons.

        Cash flows from financing activities for the period ended June 30, 2000 of $1.1 million reflects distributions to members of $0.9 million and bond issuance costs of $0.2 million.

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

        Under the terms of the indenture governing the notes, we have the ability to obtain a new credit facility to borrow up to $10.0 million if we determine that the availability of this facility would benefit our operations.

        As a condition to the granting of our gaming license, we were required by the gaming commission to spend up to a maximum of $11.5 million toward the development and construction of a hotel contiguous to the Diamond Jo portside facility. At the April 20, 2000 gaming commission meeting, the contingency was lifted and our license was renewed with no future requirement toward development.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to certain market risks which are inherent in the Company's financial instruments which arise from transactions entered into in the normal course of business. Although the Company currently utilizes no derivative financial instruments which expose the Company to significant market risk, the Company is exposed to fair value risk due to changes in interest rates with respect to its long-term fixed interest rate debt borrowing.

        The following describes information relating to the Company's instrument which is subject to interest rate risk at June 30, 2000 (dollars in millions):

Description             Contract Terms    Interest Rate     Cost    Fair Value
-----------             --------------    -------------    ------   ----------

Senior Secured Notes   Due July 1, 2006   12 1/4% fixed    $ 71.0    $ 65.50*


* Represents fair value as of August 14, 2000 based on information provided by Jefferies, & Co., Inc.



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

             3.2. Operating Agreement of Peninsula Gaming Company, LLC (incorporated by reference from Exhibit 3.2 to the Company's Form 10-K for the year ended December 31, 1999, file number 333-88829)

             3.3. Articles of Incorporation of Peninsula Gaming Corp (incorporated by reference from Exhibit 3.3 to the Company's Form 10-K for the year ended December 31, 1999, file number 333-88829)

             3.4. Bylaws of Peninsula Gaming Corp (incorporated by reference from Exhibit 3.4 to the Company's Form 10-K for the year ended December 31, 1999, file number 333-88829)

             27.1. Financial Data Schedule

         (b)   Reports on Form 8-K
               -------------------
                  None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dubuque, State of Iowa on August 14, 2000.


                                      PENINSULA GAMING COMPANY

                                      By:  /s/ M. Brent Stevens
                                           --------------------
                                           M. Brent Stevens
                                           Chief Executive Officer

                                     By:  /s/ George T. Papanier
                                          ----------------------
                                          George T. Papanier
                                          Chief Operating Officer

                                     By:  /s/ Natalie A. Schramm
                                          -----------------------
                                          Natalie A. Schramm
                                          Chief Financial Officer


                                     PENINSULA GAMING CORP.

                                     By:  /s/ M. Brent Stevens
                                          ----------------------
                                          M. Brent Stevens
                                          President and Treasurer
                                          (principal financial officer)