Form 10-Q
period 2000-09-30
PENINSULA GAMING CO LLC; PENINSULA GAMING CORP
filed 2000-11-13
CIK 1095997, 1096051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2000.

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

                                                                                                   Page
                                                                                                   ----
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

  Peninsula Gaming Company, LLC:
     Balance Sheets (Unaudited) as of December 31, 1999 and September 30, 2000.......................3

     Statements of Operations (Unaudited) for the Three and Nine Months Ended
       September 30, 2000 and the period July 15, 1999 (Date of Inception) through
       September 30, 1999............................................................................4

      Statements of Changes in Members' Equity (Unaudited) for the Nine
         Months Ended  September  30, 2000 and the period July 15, 1999
         (Date of Inception) through September 30, 1999..............................................5

      Statements of Cash Flows  (Unaudited)  for the Nine Months  Ended
          September  30,  2000 and the  period  July 15,  1999 (Date of
          Inception) through September 30, 1999......................................................6

      Notes to Financial Statements (Unaudited)......................................................7


   Predecessor Company:
   Greater Dubuque Riverboat Entertainment Company, L.C. and
   Harbor Community Investment, L.C.:
      Combined Statement of Operations (Unaudited) for the Period January 1, 1999 through
         July 14, 1999...............................................................................9
      Combined Statement of Changes in Members' Equity (Unaudited) for
         the Period January 1, 1999 through July 14, 1999...........................................10
      Combined Statement of Cash Flows (Unaudited) for the Period January 1, 1999 through
         July 14, 1999 .............................................................................11
      Notes to Combined Financial Statements (Unaudited)............................................12

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations........................................................13

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.................................17


PART II - OTHER INFORMATION.........................................................................17


Signatures..........................................................................................19

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements


                          PENINSULA GAMING COMPANY, LLC
                           BALANCE SHEETS (UNAUDITED)




                                                                   September 30,          December 31,
                                                                       2000                  1999
                                                                 ---------------         --------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                         $10,691,959          $  7,918,742
   Accounts receivable, less allowance for doubtful accounts             130,616               115,616
   Inventory                                                             103,679                99,813
   Prepaid expenses                                                      639,171               630,754
                                                                     -----------          ------------

                  Total current assets                                11,565,425             8,764,925
                                                                     -----------          ------------

PROPERTY AND EQUIPMENT, NET                                           19,271,709            18,950,194
                                                                     -----------          ------------

OTHER ASSETS:
   Deposits                                                               84,972                27,472
   Bond issuance costs, net of amortization                            4,171,435             4,520,894
   Goodwill and other intangible assets, net of amortization          54,850,913            55,911,404
                                                                     -----------          ------------
                  Total other assets                                  59,107,320            60,459,770
                                                                     -----------          ------------

TOTAL                                                                $89,944,454          $ 88,174,889
                                                                     ===========          ============

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                  $   646,969          $     476,868
   Accrued payroll and payroll taxes                                   1,041,034              1,131,771
   Other accrued expenses                                              3,933,353              2,609,630
   Current maturities of capital lease obligations                       113,552                151,331
                                                                     -----------           ------------
                  Total current liabilities                            5,734,908              4,369,600
                                                                     -----------           ------------

LONG-TERM LIABILITIES:
   Senior secured notes, net of discount                              70,266,336             70,203,780
   Capital lease obligations, net of current maturities                  362,229                324,450
                                                                     -----------           ------------
                  Total long-term liabilities                         70,628,565             70,528,230
                                                                     -----------           ------------
                  Total liabilities                                   76,363,473             74,897,830
                                                                     -----------           ------------

COMMITMENTS AND CONTINGENCIES

PREFERRED MEMBER INTEREST, REDEEMABLE                                  7,000,000              7,000,000

MEMBERS' EQUITY:
   Common member interest                                              9,000,000              9,000,000
   Accumulated deficit                                                (2,419,019)            (2,722,941)
                                                                     -----------           ------------
                  Total members' equity                                6,580,981              6,277,059
                                                                     -----------           ------------

TOTAL                                                                $89,944,454           $ 88,174,889
                                                                     ===========          =============


See notes to financial statements (unaudited).

                          PENINSULA GAMING COMPANY, LLC
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                          Period
                                                                                       From July 15
                                                                                         (Date of
                                                                   Three Months          Inception)             Nine Months
                                                                      Ended               Through                   Ended
                                                                   September 30,       September 30,            September 30,
                                                                      2000                 1999                      2000
                                                                  --------------      ---------------           --------------

REVENUES:
   Casino                                                            $12,523,436          $10,104,788              $34,791,210
   Food and beverage                                                     729,118              631,330                2,027,414
   Other                                                                  48,019               59,000                  132,545
   Less promotional allowances                                          (302,590)            (265,170)                (771,733)
                                                                     -----------          -----------              -----------
                  Total net revenues                                  12,997,983           10,529,948               36,179,436
                                                                     -----------          -----------              -----------

EXPENSES:
   Casino                                                              5,470,206            3,951,427               15,469,394
   Food and beverage                                                     694,065              606,067                2,004,105
   Boat operations                                                       580,397              423,758                1,641,266
   Other                                                                  12,384               10,025                   31,083
   Selling, general and administrative                                 1,985,499            1,670,400                5,440,309
   Start-up and organization costs                                             0            3,134,095                        0
   Depreciation and amortization                                         883,858              691,910                2,618,365
                                                                     -----------          -----------              -----------
                  Total expenses                                       9,626,409           10,487,682               27,204,522
                                                                     -----------          -----------              -----------

INCOME FROM OPERATIONS                                                 3,371,574               42,266                8,974,914
                                                                     -----------          -----------              -----------

OTHER INCOME (EXPENSE):
   Interest income                                                       101,012               57,111                  299,833
   Interest expense                                                   (2,375,941)          (1,957,546)              (7,130,349)
   Loss on sale of assets                                                (39,878)              (8,175)                 (46,265)
                                                                     -----------          -----------              -----------
                  Total other expense                                 (2,314,807)          (1,908,610)              (6,876,781)
                                                                     -----------          -----------              -----------

NET INCOME/(LOSS) BEFORE PREFERRED
MEMBER DISTRIBUTIONS                                                   1,056,767           (1,866,344)               2,098,133

LESS PREFERRED MEMBER DISTRIBUTIONS                                     (157,500)            (131,250)                (472,500)
                                                                     -----------          -----------              -----------

NET INCOME/(LOSS) TO COMMON INTERESTS                                   $899,267          $(1,997,594)              $1,625,633
                                                                     ===========          ===========              ===========


See notes to financial statements (unaudited).

                          PENINSULA GAMING COMPANY, LLC
              STATEMENTS OF CHANGES IN MEMBERS' EQUITY (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000


                                                  Common                                  Total
                                                  Member          Accumulated           Members'
                                                 Interest           Deficit              Equity
                                              -------------      --------------        ------------

BALANCE, DECEMBER 31, 1999                     $ 9,000,000       $ (2,722,941)         $ 6,277,059

Net Income to Common Interest                                       1,625,633            1,625,633

Member Distributions                                               (1,321,711)          (1,321,711)

                                               -----------        ------------         ------------
BALANCE, SEPTEMBER 30, 2000                    $ 9,000,000        $(2,419,019)         $ 6,580,981
                                               ===========        ============         ============


See notes to financial statements (unaudited).

                          PENINSULA GAMING COMPANY, LLC
                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                                    Period From
                                                                                               Nine Months        July 15 (Date of
                                                                                                  Ended          Inception) Through
                                                                                               September 30,        September 30,
                                                                                                   2000                 1999
                                                                                              --------------     ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income/(loss)                                                                         $  1,625,633        $ (1,997,594)
     Adjustments to reconcile net income/(loss) to net cash flows provided by operating activities:
          Depreciation and amortization                                                           2,618,365             691,911
          Provision for doubtful accounts                                                            88,817                   0
          Amortization of bond issuance costs and bond discount                                     593,024             145,567
          Loss on sale of assets                                                                     46,265               8,175
     Changes in operating assets and liabilities:
          Receivables                                                                              (103,816)             (8,852)
          Inventory                                                                                  (3,866)             (2,375)
          Prepaid expenses and other assets                                                         (65,917)           (743,083)
          Accounts payable                                                                          170,101             191,750
          Accrued expenses                                                                        1,232,984           3,883,013
                                                                                                -----------         ------------
              Net cash provided by operating activities                                           6,201,590           2,168,512

CASH FLOWS FROM INVESTING ACTIVITIES:
          Proceeds from sale of property and equipment                                               23,332              25,000
          Purchase of property and equipment                                                     (1,948,986)            (43,690)
          Acquisition, net of cash acquired                                                               0         (68,000,000)
                                                                                                -----------         ------------
               Net cash used by investing activities                                             (1,925,654)        (68,018,690)

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from senior secured notes                                                              0          70,181,189
          Bond issuance costs                                                                      (181,008)         (4,365,904)
          Proceeds from issuance of common membership interest                                            0           9,000,000
          Member distributions                                                                   (1,321,711)            (71,453)
                                                                                               ------------         ------------
              Net cash provided/(used) by financing activities                                   (1,502,719)         74,743,832
                                                                                               ------------         -----------

NET INCREASE IN CASH                                                                              2,773,217           8,893,654

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                  7,918,742                -
                                                                                               ------------         -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $ 10,691,959         $ 8,893,654
                                                                                               ============         ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES
          Issuance of preferred member interest, redeemable                                    $         0          $ 7,000,000


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


3. Unaudited Pro Forma Summarized Operating Results

The following unaudited supplemental pro forma information of the Company, Greater Dubuque Riverboat Entertainment Company, L.C. ("GDREC") and Harbor Community Investment, L.C. ("HCI") for the period January 1, 1999 through July 14, 1999 has been adjusted as if the Company had been formed and the acquisition of the Diamond Jo casino from GDREC and HCI (the "Acquisition") had been completed as of January 1, 1999 to give effect to (i) the elimination of amortization expense related to intangible assets not purchased, (ii) amortization of goodwill related to the Acquisition over a forty year period,
(iii) elimination of non-recurring expenses related to the Acquisition, (iv) increase in executive compensation expense incurred annually due to the Acquisition, (v) elimination of interest expense of $0.3 million related to debt of the predecessor companies not assumed by the Company as part of the Acquisition, (vi) interest expense of $7.1 million on the notes calculated at an interest rate of 12 1/4 % interest rate per annum and (vii) amortization of the original $4.8 million of bond issuance costs and original issue discount of $0.8 million over a period of seven years. Such following pro forma supplemental financial information does not purport to be indicative of the actual results of operations of the Company, GDREC and HCI that would have resulted had the Company been formed and had the Acquisition been completed as of January 1, 1999 or of the future results of operations of the Company, GDREC and HCI.

                                                            Pro Forma
                                                      Period January 1, 1999
                                                      Through July 14, 1999
                                                          (in thousands)

Net Revenues                                                 $24,750
Income from Operations                                         5,986
Net Income to Common Interests                                   814

4.  New Accounting Pronouncements


In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which we are required to adopt effective January 1, 2001. We expect to adopt SFAS 133 as of January 1, 2001. The effect of adopting the Statement is currently being evaluated, however, we do not believe the effects of adoption will be material to our financial position or results of operations.

              GREATER DUBUQUE RIVERBOAT ENTERTAINMENT COMPANY, L.C.
                      AND HARBOR COMMUNITY INVESTMENT, L.C.
                  COMBINED STATEMENT OF OPERATIONS (UNAUDITED)


                                                           Period From
                                                            January 1
                                                         Through July 14,
                                                               1999
                                                         ----------------
REVENUES:

Casino                                                     $ 23,763,442
   Food and beverage                                          1,408,046
   Other                                                        121,360
   Less promotional allowances                                 (543,259)
                                                           ------------
                  Total net revenues                         24,749,589
                                                           ------------

EXPENSES:
   Casino                                                     9,797,175
   Food and beverage                                          1,429,958
   Boat operations                                            1,054,539
   Other                                                         20,713
   Selling, general and administrative                        4,121,942
   Depreciation and amortization                              1,156,822
   Sale of business expense                                   1,566,761
   Ownership litigation                                         304,742
                                                            -----------

                  Total expenses                             19,452,652
                                                            -----------

INCOME FROM OPERATIONS                                        5,296,937
                                                            -----------

OTHER INCOME (EXPENSE):
   Interest income                                               76,119
   Interest expense                                            (331,101)
   Loss on sale of assets                                       (97,750)
                                                            -----------
                  Total other expense                          (352,732)
                                                            -----------

NET INCOME                                                  $ 4,944,205
                                                            ===========


See notes to combined financial statements (unaudited).

              GREATER DUBUQUE RIVERBOAT ENTERTAINMENT COMPANY, L.C.
                      AND HARBOR COMMUNITY INVESTMENT, L.C.
          COMBINED STATEMENT OF CHANGES IN MEMBERS' EQUITY (UNAUDITED)
            FOR THE PERIOD FROM JANUARY 1, 1999 THROUGH JULY 14, 1999



                                                                    Unrealized Gain                       Total
                                          Member        Member      on Investments        Retained       Members'
                                          Units        Interest    Available for Sale     Earnings        Equity
                                         -------     -----------   ------------------   ------------   -------------

BALANCE, DECEMBER 31, 1998                   112     $ 4,100,000        $ 1,508         $ 12,595,500   $ 16,697,008

Net income                                                                                 4,944,205      4,944,205

Member distributions                                                                      (5,258,468)    (5,258,468)

Change in unrealized gain on
   securities available for sale
                                                                         (1,508)                             (1,508)
                                         -------     -----------       --------         ------------   -------------
BALANCE, JULY 14, 1999                       112     $ 4,100,000       $     -          $ 12,281,237   $ 16,381,237
                                         =======     ===========       ========         ============   =============





See notes to combined financial statements (unaudited).

              GREATER DUBUQUE RIVERBOAT ENTERTAINMENT COMPANY, L.C.
                      AND HARBOR COMMUNITY INVESTMENT, L.C.
                  COMBINED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                                     Period From
                                                                                      January 1
                                                                                    Through July 14,
                                                                                         1999
                                                                                   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                      $4,944,205
     Adjustments to reconcile net income to net cash flows
      provided by operating activities:
          Depreciation and amortization                                               1,156,822
          Loss on sale of assets                                                         97,750
     Changes in operating assets and liabilities:
          Receivables                                                                   (72,927)
          Inventory                                                                       7,298
          Prepaid expenses and other assets                                              91,452
          Accounts payable                                                             (408,484)
          Accrued expenses                                                              317,600
                                                                                 ---------------
              Net cash provided by operating activities                               6,133,716
                                                                                 ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property and equipment                                        35,455
     Purchase of property and equipment                                                (467,955)
     Proceeds from sale of available for sale securities                                512,000
                                                                                 ---------------
              Net cash provided by investing activities                                  79,500
                                                                                 ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment on long-term liabilities                                                (3,018,921)
     Member distributions                                                            (5,258,468)
                                                                                 ---------------
              Net cash used by financing activities                                  (8,277,389)
                                                                                 ---------------

NET DECREASE IN CASH                                                                 (2,064,173)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      5,820,717
                                                                                 ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $    3,756,544
                                                                                 ===============



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






                                      -12

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

      The results of operations for the three and nine months ended September 30, 2000 discussed below are our results of operations. The results of operations for the three and nine months ended September 30, 1999 discussed below are the combined results of operations of the company (July 15, 1999 to September 30, 1999) and the predecessor companies (January 1, 1999 to July 14,
1999). As a result of a substantially different capital structure of our company in comparison to that of the predecessor companies, and of the applications of purchase accounting in connection with the acquisition, our results of operations may not be entirely comparable to the results of operations of the predecessor companies.

Selected Financial Data
-----------------------

Statement of Operations Data

                                    Three Months Ended September 30      Nine Months Ended September 30
                                    -------------------------------     --------------------------------
                                       1999 (1)           2000              1999 (1)            2000
                                       --------           ----              -------             ----

Revenues:
   Casino                           $11,875,592       $12,523,436        $33,868,230        $34,791,210
   Food and beverage                    739,189           729,118          2,039,376          2,027,414
   Other                                 66,718            48,019            180,360            132,545
   Less: Promotional Allowances        (304,753)         (302,590)          (808,429)          (771,733)
                                    ------------      -----------        -----------        -----------

   Net revenues                      12,376,746        12,997,983         35,279,537         36,179,436
                                    -----------       -----------        -----------        -----------
Expenses:
   Casino                             4,467,238         5,470,206         13,748,602         15,469,394
   Food and beverage                    729,698           694,065          2,036,025          2,004,105
   Boat operations                      514,298           580,397          1,478,297          1,641,266
   Other                                 11,766            12,384             30,738             31,083
   Selling, general and
     administrative                   2,101,529         1,985,499          5,792,342          5,440,309
   Selling and litigation
     expenses (2)                     1,246,346                 0          1,871,503                  0
   Organizational costs               3,134,095                 0          3,134,095                  0
   Depreciation and
     amortization                       782,836           883,858          1,848,732          2,618,365
                                    -----------       -----------        -----------        -----------

      Total expenses                 12,987,806         9,626,409         29,940,334         27,204,522
                                     ----------       -----------        -----------        -----------
      Income/(Loss) From
        Operations                     (611,060)        3,371,574          5,339,203          8,974,914


----------
(1) Certain expenses for 1999 have been reclassified on a comparative basis to the three and nine month periods ended September 30, 2000.

(2) Consists of non-recurring charges related to sale of business and certain litigation costs and expenses incurred by our predecessor companies.

Three months ended September 30, 2000 Compared to Three months ended
  September 30, 1999

      For the three months ended September 30, 2000 and 1999, Dubuque was a two-casino market consisting of the Diamond Jo and the Greyhound Park. Casino gaming win in the Dubuque market increased 5.6% to $22.4 million for the three months ended September 30, 2000 from $21.2 million for the three months ended September 30, 1999. We believe this increase was primarily due to increased player's club promotions and a change in our slot mix and the slot mix at the Greyhound Park. Admissions to the casinos in the Dubuque market decreased 2.1% to 568,010 for the three months ended September 30, 2000 from 580,099 for the three months ended September 30, 1999. This can be primarily attributed to our decision to decrease bus group and banquet passengers by 7,473 for the three months ended September 30, 2000. For the three months ended September 30, 2000 and 1999 our share of the Dubuque market casino gaming win and casino admissions remained relatively constant at 56% and 54% respectively.

      Net Revenues increased to $13.0 million for the three months ended September 30, 2000 from $12.4 million for the three months ended September 30, 1999 due to slot revenue increasing $644,000 for three months ended September 30, 2000 compared to the three months ended September 30, 1999. This was as a result of an increased emphasis on our player's club promotions. Our admissions for the three months ended September 30, 2000 decreased 2.7% to 304,094 from 312,442 for the three months ended September 30, 1999 primarily due to a decrease in bus and banquet passengers of 7,473 due to our change in marketing strategy. For the three months ended September 30, 2000 our win per admission increased 8.3% to $41.18 from $38.01 for the three months ended September 30, 1999. Number of gaming positions at September 30, 2000 was 868 compared to 949 at September 30, 1999. This was due to the elimination of six blackjack and five live poker games with the addition of one 3 card poker table game. Consistent with an increase in net revenue, our win per gaming position increased 11.9% to $153.84 for the three months ended September 30, 2000 from $137.51 for the three months ended September 30, 1999. Our casino revenues increased 5.5% to $12.5 million for the three months ended September 30, 2000 from $11.9 million for the three months ended September 30, 1999. Casino revenues were derived 83.3% from slot machines and 16.7% from table games for the three months ended September 30, 2000 compared to 81.9% from slot machines and 18.1% from table games for the three months ended September 30, 1999. Food and beverage revenues, other revenues and promotional allowances remained substantially unchanged at $0.5 million for three months ended September 30, 2000 and 1999.

      Casino operating expenses increased 22.5% to $5.5 million for the three months ended September 30, 2000 from $4.5 million for the three months ended September 30, 1999. This increase was due primarily to an increase in player points expense of approximately $253,000 due to a triple point promotion, an increase in casino and players club promotions of approximately $429,000 and an increase of $357,000 in gaming taxes due to increased revenue. Food and beverage expenses were substantially unchanged at $0.7 million for the three months ended September 30, 2000 and 1999. Selling, general and administrative expenses decreased 5.5% to $2.0 million for the three months ended September 30, 2000 from $2.1 million for the three months ended September 30, 1999 primarily due to a decrease in general marketing expenses of $119,000 due to a shifting of marketing strategy towards our player's club, a decrease in group subsidies of $62,000 and a decrease in employee insurance claims of $25,000. This was partially offset by an increase in head tax paid to the Dubuque Racing Association of $152,000. This tax commenced on April 1, 2000 per our agreement with the Dubuque Racing Association and continues thereafter. We are required to pay the sum of $.50 for each patron admitted on the boat, which, based on annual attendance, would approximate $500,000 annually. Non-recurring expenses for the three months ended September 30, 1999 included $1.2 million related to sale of business and certain litigation costs incurred by the predecessor companies and $3.1 million of organization costs related to the formation of Peninsula Gaming Company, LLC.

      Depreciation and amortization expenses increased 12.9% to $0.9 million for the three months ended September 30, 2000 from $0.8 million for the three months ended September 30, 1999. This increase was primarily due to the amortization of goodwill of $0.4 million for the three months ended September 30, 2000 compared to $0.3 million for the three months ended September 30, 1999. The goodwill was recorded in connection with the July 1999 acquisition. Net interest expense was $2.3 million for the three months ended September 30, 2000 and $2.0 million for the three months ended September 30, 1999. The increase in interest expense is due to the issuance of $71 million senior secured notes at 12.25% interest rate related to the acquisition in mid July of 1999, resulting in three months interest expense for the period ended September 30, 2000 compared to two and a half months for the period ended September 30, 1999.


Nine months ended September 30, 2000 Compared to Nine months ended September 30, 1999

      For the nine months ended September 30, 2000 and 1999, Dubuque was a two-casino market consisting of the Diamond Jo and the Greyhound Park. Casino gaming win in the Dubuque market increased 5.0% to $62.5 million for the nine months ended September 30, 2000 from $59.5 million for the nine months ended September 30, 1999. We believe this increase was primarily due to better weather in January 2000 than January 1999, an increase in our table games revenue, an increase in our player's club promotions and a change in slot mix at the Greyhound Park. Admissions to the casinos in the Dubuque market remained relatively constant at 1,536,801 for the nine months ended September 30, 2000 compared to 1,535,837 for the nine months ended September 30, 1999. For the nine months ended September 30, 2000 our share of the Dubuque market casino gaming win decreased to 55.6% from 56.9% and casino admissions decreased to 53.7% from 54.7%, in each case, for the nine months ended September 30, 1999. We believe our market share decrease was primarily due to a change in slot mix at the Greyhound Park, a decrease in our slot hold percentage coupled with an increase in the Greyhound Park's hold percentage and a decrease in group bus passengers at our facility.

      Net  Revenues  increased  2.6% to $36.2  million for the nine months ended
September 30, 2000 from $35.3 million for the nine months ended September 30, 1999. This was primarily due to increased casino revenues which arose from an increase in slot revenue of $789,000 due to greater emphasis on promotions geared towards our players club members. Our admissions for the nine months ended September 30, 2000 decreased 1.8% to 824,753 from 839,731 for the nine months ended September 30, 1999. This was primarily due to the decrease in bus group and banquet passengers of 18,135 for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. The decrease in bus passengers is due to our change in marketing strategy. For the nine months ended September 30, 2000 our win per admission increased 4.6% to $42.18 from $40.33 for the nine months ended September 30, 1999. Number of gaming positions decreased at September 30, 2000 to 868 from 949 at September 30, 1999. This was due to the elimination of six blackjack and five live poker games with the addition of one 3 card poker table game. Consistent with an increase in net revenue, win per gaming position increased 5.7% to $138.74 for the nine months ended September 30, 2000 from $131.21 for the nine months ended September 30, 1999. Our casino revenues increased 2.7% to $34.8 million for the nine months ended September 30, 2000 from $33.9 million for the nine months ended September 30, 1999. Casino revenues were derived 81.5% from slot machines and 18.5% from table games for the nine months ended September 30, 2000 compared to 81.2% from slot machines and 18.8% from table games for the nine months ended September 30, 1999. Food and beverage revenues, other revenues and promotional allowances remained substantially unchanged at $1.4 million for the nine months ended September 30, 2000 and 1999.

      Casino operating expenses increased 12.5% to $15.5 million for the nine months ended September 30, 2000 from $13.7 million for the nine months ended September 30, 1999. This increase was due primarily to an increase in casino and players club promotions of approximately $738,000, an increase in player points expense of approximately $678,000 due to a triple point promotion and an increase in gaming taxes of $419,000. Food and beverage expenses were substantially unchanged at $2.0 million for the nine months ended September 30, 2000 and September 30, 1999. Selling, general and administrative expenses decreased 6.1% to $5.4 million for the nine months ended September 30, 2000 from $5.8 million for the nine months ended September 30, 1999 primarily due to a decrease in general marketing expenses of $195,000 due to a shifting of marketing strategy towards our player's club, a decrease in group subsidies of $167,000, a decrease in professional fees of $115,000 and a decrease management bonuses of $68,000. This decrease was offset by the increase in head tax paid to the Dubuque Racing Association of $288,000. This tax commenced on April 1, 2000 per our agreement with the Dubuque Racing Association and continues thereafter. We are required to pay the sum of $.50 for each patron admitted on the boat, which, based on annual attendance, would approximate $500,000 annually. Non-recurring expenses for the nine months ended September 30, 1999 included $1.9 million related to sale of business and certain litigation costs incurred by the predecessor companies and $3.1 million of organization costs related to the formation of Peninsula Gaming Company, LLC.

Depreciation and amortization expenses increased 41.6% to $2.6 million for the nine months ended September 30, 2000 from $1.8 million for the nine months ended September 30, 1999. This increase was primarily due to the amortization of goodwill of $1.1 million for the nine months ended September 30, 2000 compared to $0.4 million for the nine months ended September 30, 1999. The goodwill was recorded in connection with the July 1999 acquisition. Net interest expense was $6.8 million for the nine months ended September 30, 2000 and $2.2 million for the nine months ended September 30, 1999. The increase in interest expense is due to the issuance of $71 million senior secured notes at 12.25% interest rate related to the acquisition in mid July of 1999.



Liquidity and Capital Resources
-------------------------------

      Our cash balance increased $2.8 million during the nine month period ended September 30, 2000 to $10,691,959 from $7,918,742 at December 31, 1999.

      Cash flows from operating activities of $6.2 million for the nine month period consisted of net income of $1.6 million increased by non cash charges of $3.3 million, principally depreciation and amortization, and an increase in working capital of $1.2 million. The change in working capital is primarily comprised of an increase in accrued expenses of $1,022,000 relating to the bond issuance and the acquisition.

      Cash flows used for investing activities for the nine month period ended September 30, 2000 were $1.9 million. The primary use of these funds were for capital expenditures which were used for remodeling our entire casino and the purchase of slot machines. This was done in an effort to improve the gaming experience for our patrons.

      Cash used for financing activities for the period ended September 30, 2000 of $1.5 million reflects distributions to members of $1.3 million and bond issuance costs of $0.2 million.

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

      The following describes information relating to the Company's instrument which is subject to interest rate risk at September 30, 2000 (dollars in millions):

Description              Contract Terms       Interest Rate    Cost   Fair Value
-----------              --------------       -------------    ----   ----------

Senior Secured Notes     Due July 1, 2006     12 1/4% fixed    $71.0    $66.70*


* Represents fair value as of November 14, 2000 based on information provided by Jefferies, & Co., Inc.




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

            3.2. Operating Agreement of Peninsula Gaming Company, LLC (incorporated by reference from Exhibit 3.2 to the Company's Form 10-K for the year ended December 31, 1999, ile number 333-88829)

            3.3. Articles of Incorporation of Peninsula Gaming Corp (incorporated by reference from Exhibit 3.3 to the Company's Form 10-K for the year ended December 31, 1999, file number 333-88829)

            3.4. Bylaws of Peninsula Gaming Corp (incorporated by reference from Exhibit 3.4 to the Company's Form 10-K for the year ended December 31, 1999, file number 333-88829)

           27.1.     Financial Data Schedule


     (b) Reports on Form 8-K
         -------------------

              None.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dubuque, State of Iowa on November 14, 2000.

                                       PENINSULA GAMING COMPANY

                                       By:  /s/ M. Brent Stevens
                                          --------------------------------------
                                           M. Brent Stevens
                                           Chief Executive Officer


                                       By:  /s/ George T. Papanier
                                          --------------------------------------
                                          George T. Papanier
                                          Chief Operating Officer


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