Form 10-K
period 2000-12-31
PENINSULA GAMING CO LLC; PENINSULA GAMING CORP
filed 2001-03-29
CIK 1095997, 1096051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from ____________ to ____________


                        Commission File Number 333-88829

             Peninsula Gaming Company, LLC / Peninsula Gaming Corp. (Exact name of registrant as specified in its charter)

                               Delaware 42-1483875
          (State of incorporation) (I.R.S. Employer Identification No.)

          3rd Street Ice Harbor, PO Box 1750, Dubuque, Iowa 52004-1683
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (319) 583-7005

        Securities registered pursuant to Section 12 (b) of the Act: None

        Securities registered pursuant to Section 12 (g) of the Act: None

                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     All of the common equity interests of Peninsula Gaming Company, LLC (the "Company") are held by Peninsula Gaming Partners, LLC, and all of the common stock of Peninsula Gaming Corp. is held by Peninsula Gaming Company, LLC.

                                TABLE OF CONTENTS

PART I     ...................................................................2
  ITEM 1.  BUSINESS...........................................................2
  ITEM 2.  PROPERTIES.........................................................8
  ITEM 3.  LEGAL PROCEEDINGS..................................................9
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.................9

PART II    ...................................................................10
  ITEM 5.  MARKET FOR THE REGISTRANTS COMMON EQUITY AND
             RELATED STOCKHOLDER MATTERS......................................10
  ITEM 6.  SELECTED FINANCIAL DATA............................................11
  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS..............................13
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
             ABOUT MARKET RISK................................................18
  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................18
  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE..............................18

PART III   ...................................................................19
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.....................19
  ITEM 11. EXECUTIVE COMPENSATION.............................................20
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT...................................................22
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................23

PART IV    ...................................................................26
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
             REPORTS ON FORM 8-K........................................ .....26

                                     PART I

ITEM 1. BUSINESS

DESCRIPTION OF THE BUSINESS

The Diamond Jo

     We own and operate the Diamond Jo riverboat casino, one of only two licensed gaming operations in Dubuque, Iowa. We are organized in Delaware as a limited liability company and commenced operations upon our acquisition of the Diamond Jo riverboat casino on July 15, 1999.

     The Diamond Jo is a three-story, approximately 51,900 square foot riverboat casino, replicating a classic 19th century paddlewheel. The riverboat has the capacity for 1,390 patrons, features a spacious two-story atrium, and offers 650 slot machines and 29 table games in approximately 17,800 square feet of gaming space. Adjacent to the Diamond Jo is a two-story, approximately 33,000 square foot dockside pavilion, featuring our 142-seat Lighthouse Grill restaurant, our recently renovated 180-seat High Steaks restaurant, our recently constructed 25-seat Club Wild players lounge, our gift shop, and our 205-seat Harbor View Room, a full service banquet facility. Approximately 1,000 convenient parking spaces are available to our patrons, including valet parking. The Diamond Jo is open seven days a week and functions primarily as a dockside riverboat with continuous boarding. The Diamond Jo is required by Iowa law to cruise at least 100 times per year, for a minimum of two hours per cruise, which we satisfy by conducting a two-hour cruise at 7:30 a.m. on weekdays during the spring and summer months.

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

Casino Operations

     We regularly adjust our overall game mix to appeal to our target market, based on, among other factors, the coin-in, hold percentage, location and age of our various slot machines. Approximately 75% of the Diamond Jo's gaming positions are slot machines. The 650 slot machines, all of which have bill validators, include denominations of $0.05 to $25.00, with more than 97% of the machines $1.00 or lower in denomination. At any one time, approximately 20% to 25% of our slot machines are video poker, video keno, and other electronic games of skill. Since January 1996, the casino has replaced or installed conversion packages on approximately 540 slot machines. Conversion packages are installations of new glass, reels and, on occasion, other coinhandling equipment to slot machines to update or replace the game and its appearance without replacing the entire machine. The authorization in Iowa of wide area progressives, networks of slot machines throughout several casinos resulting in higher jackpots, has allowed us to further improve our product mix with the introduction of 8 linked slot machines. The 29 table games offered by the Diamond Jo include three craps, two roulette, 19 blackjack, two Caribbean Stud, two Let-It-Ride, and one three card poker, all primarily with low betting limits.

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

     We have developed marketing and promotional strategies designed to attract new customers and reward frequent gaming customers. The Company, in July 2000, began a marketing campaign to define the Diamond Jo as a fun and entertaining casino venue. Our new tag line, "Where the River Runs Wild" appears in all our advertising, including billboard, print, radio, and television throughout the Dubuque area, as well as in our promotional offerings. In addition to our tag line, we have established core-marketing programs utilizing the "River Runs Wild" theme and have included this theme in naming our players' club and VIP lounge. We intend to use our new theme in creating core marketing programs which will allow us to continue to attract new customers as well as maintain loyalty within our existing customer base.

     We also believe in aggressively using the information in our customer database obtained through our electronic player tracking system to focus our marketing efforts on our most valued customers to help increase revenues from our existing customer base. With the help of this system, we can identify customers' habits, such as the day of the week, time of the day and dollar denominations our players' club members prefer to play. We can also store pertinent information for each member, including birthdays, favorite sports and music preferences. These customer preferences allow us to better define our members and give us the ability to improve our marketing efforts by tailoring our promotions and direct mail offers.

Growth Strategy

     We anticipate continued growth through a combination of targeted marketing initiatives, enhanced by our electronic player tracking system, and continued physical enhancements to our property. During 2000, we completely remodeled all three decks of the casino. This remodeling project creates a more open feel for the customer, which we have found to enhance the overall experience of our guests. In February 2001, we remodeled our Diamond Jo Saloon into High Steaks, a restaurant/sports bar and created a "VIP" area located in the portside facility named Club Wild for our players' club members. Additionally, we expanded the square footage and seating capacity of our Lighthouse Grill restaurant located within the portside building. These enhancements to our portside facility will provide us with additional amenities to offer to our high-end customers.

     In addition, we anticipate continued growth through locally funded development programs, including the redevelopment project in Dubuque's Ice Harbor, where the Diamond Jo is located, known as the America's River project. The America's River project is a 90-acre site planned for the Dubuque riverfront that features a Mississippi River Discovery Center, education and conference center, a river walk and accompanying amenities, and a riverfront hotel and indoor water park. This redevelopment project is designed to enhance the attractiveness of the Ice Harbor as a community center and tourist destination.

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

     In 1998, the Iowa Racing and Gaming Commission adopted a rule that limits the number of riverboat gaming licenses in Iowa to ten, subject to limited exceptions, including licenses issued to purchasers of existing licensed facilities and licenses issued to replace an existing facility if its license is surrendered, not renewed, or revoked and prohibits the transfer of a license outside the county in which the riverboat operated on May 1, 1998. There are currently ten licensed riverboat gaming facilities operating in Iowa. The rule also prohibits existing licensees from increasing the number of table games or slot machines at their gaming facilities without prior gaming commission approval.

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

     Dubuque. The Diamond Jo's principal competition is the only other licensed gaming facility in Dubuque: the Dubuque Greyhound Park. The Dubuque Greyhound Park, which opened its casino in 1995, is located three miles north of the Diamond Jo and offers 600 slot machines and live greyhound racing from May through October of each year with simulcasts from other greyhound tracks. The Dubuque Greyhound Park also offers, on a limited basis, simulcasts of horse races. The Dubuque Greyhound Park is owned and operated by the Dubuque Racing Association. As a not-for-profit organization, the Dubuque Racing Association distributes a percentage of its cash flow to the City of Dubuque and local charities. The Dubuque Racing Association operating agreement allows us to restrict the number of slot machines at the Dubuque Greyhound Park to 600 if we do not increase the number of slot machines at the Diamond Jo to more than 650. In addition, subject to limited conditions, the Dubuque Racing Association operating agreement allows us to require that the weighted average theoretical slot payback percentage at the Dubuque Greyhound Park not exceed ours by more than 0.5%. We have elected to apply both of these restrictions to the Dubuque Greyhound Park. Under Iowa law, table games, video poker, video keno and other electronic games of skill are not permitted at the Dubuque Greyhound Park.

     Legislation was enacted in 1999 in Illinois to provide for dockside gaming in Illinois, which dockside gaming is limited to ten licenses, nine of which are currently active. We believe that additional competitors are effectively precluded from entering our market due to constraints imposed by existing laws on the availability of gaming licenses.

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

     Under Iowa law, the legal age for gaming is 21, and wagering on a "gambling game" is legal when conducted by a licensee on an "excursion gambling boat." An "excursion gambling boat" is a self-propelled excursion boat, and a "gambling game" is any game of chance authorized by the gaming commission. While dockside casino gaming is currently authorized by the gaming commission, a licensed excursion gambling boat is required to conduct at least one two-hour excursion cruise each day for at least 100 days during the excursion season to operate during the off-season. The excursion season is from April 1st through October 31st of each calendar year. The excursions conducted by the Diamond Jo during the 2000 cruising season satisfied the requirements of Iowa law for the conduct of off-season operations.

     The legislation permitting riverboat gaming in Iowa authorizes the granting of licenses to "qualified sponsoring organizations." A "qualified sponsoring organization" is defined as a nonprofit corporation organized under Iowa law, whether or not exempt from federal taxation, or a person or association that can show to the satisfaction of the gaming commission that the person or association is eligible for exemption from federal income taxation under ss.ss. 501(c)(3),
(4), (5), (6), (7), (8), (10) or (19) of the Internal Revenue Code. Such nonprofit corporation may operate the riverboat itself, or it may enter into an agreement with another boat operator to operate the riverboat on its behalf. A boat operator must be approved and licensed by the gaming commission. The Dubuque Racing Association, a not-for-profit corporation organized for the purpose of operating a pari-mutuel greyhound racing facility in Dubuque, Iowa, first received a riverboat gaming license in 1990 and has served as the "qualified sponsoring organization" of the Diamond Jo since March 18, 1993. The Dubuque Racing Association subsequently entered into the Dubuque Racing Association operating agreement with Greater Dubuque Riverboat Entertainment Company, the previous owner and operator of the Diamond Jo, authorizing Greater Dubuque Riverboat Entertainment Company to operate riverboat gaming operations in Dubuque. The Dubuque Racing Association operating agreement was approved by the gaming commission on March 18, 1993. The term of the Dubuque Racing Association operating agreement expires on December 31, 2008. We assumed the rights and obligations of Greater Dubuque Riverboat Entertainment Company under the Dubuque Racing Association operating agreement.

     Under Iowa law, a license to conduct gaming may be issued in a county only if the county electorate has approved the gaming. The electorate of Dubuque County, Iowa, which includes the City of Dubuque, approved gaming on May 17, 1994 by referendum, including gaming conducted by the Diamond Jo. Approximately 80% of the votes cast approved gaming at that time. However, the 2002 referendum must be held at the general election in 2002, and a reauthorization referendum must be held each eight years afterward. Each referendum requires the vote of a majority of the votes cast. If any reauthorization referendum is defeated, Iowa law provides that any previously issued gaming license will remain valid and subject to renewal for a total of nine years from the date of original issuance of the license, subject to earlier nonrenewal or revocation under Iowa law and regulations applicable to all licenses.

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

     Iowa has a graduated wagering tax on riverboat gambling equal to five percent of the first one million dollars of adjusted gross receipts, ten percent on the next two million dollars of adjusted gross receipts and twenty percent on adjusted gross receipts of more than three million dollars. In addition, Iowa riverboats share equally in costs of the gaming commission and related entities to administer gaming in Iowa. For the fiscal year ended December 31, 2000, our share of such expenses was approximately $378,000. Further, the Diamond Jo pays to the City of Dubuque a fee equal to $.50 per passenger.

     If the gaming commission decides that a gaming law or regulation has been violated, the gaming commission has the power to assess fines, revoke or suspend licenses or to take any other action as may be reasonable or appropriate to enforce the gaming rules and regulations. In addition, renewal is subject to, among other things, continued satisfaction of suitability requirements.

     Regulatory Requirements Applicable to Owners of the Securities and Others. We are required to notify the gaming commission as to the identity of, and may be required to submit background information regarding, each director, corporate officer and owner, partner, joint venture, trustee or any other person who has a beneficial interest of five percent or more, direct or indirect, in Peninsula Gaming Company. The gaming commission may also request that we provide them with a list of persons holding beneficial ownership interests in Peninsula Gaming Company of less than five percent. For purposes of these rules, "beneficial interest" includes all direct and indirect forms of ownership or control, voting power or investment power held through any contract, lien, lease, partnership, stockholding, syndication, joint venture, understanding, relationship, present or reversionary right, title or interest, or otherwise. The gaming commission may determine that holders of the notes, Peninsula Gaming Company's common membership interests and preferred membership interests, and Peninsula Gaming Partners' common membership interests and convertible preferred membership interests have a "beneficial interest" in us. The gaming commission may limit, make conditional, suspend or revoke the license of a licensee in which a director, corporate officer or holder of a beneficial interest in the person includes or involves any person or entity which is found to be ineligible as a result of want of character, moral fitness, financial responsibility, or professional qualifications or due to failure to meet other criteria employed by the gaming commission.

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

     As of the date of this report, the gaming commission has not required the security holders to apply for a finding of suitability to own the securities. However, the gaming commission could require a holder of the securities to submit an application in the future.

     Federal Regulation of Slot Machines. We are required to make annual filings with the U.S. Attorney General in connection with the sale, distribution or operation of slot machines. We are currently in compliance with such filing requirements.

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

     Liquor Regulations. The sale of alcoholic beverages by us is or will be subject to the licensing, control and regulation by the liquor agencies, which include the City of Dubuque and the Alcoholic Beverage Division of the Iowa Department of Commerce. The applicable liquor laws allow the sale of liquor during legal hours which are Monday through Saturday from 6 a.m. to 2 a.m. the next day and Sunday from 8 a.m. to 2 a.m. on Monday. Subject to few exceptions, all persons who have a financial interest in us, by ownership, loan or otherwise, must be disclosed in an application filed with, and are subject to investigation by, the liquor agencies. Persons who have a direct or indirect interest in any Iowa liquor license, other than hotel or restaurant liquor licenses, may be prohibited from purchasing or holding the notes. All licenses are subject to annual renewal, are revocable and are not transferable. The liquor agencies have the full power to limit, condition, suspend or revoke any license or to place a liquor licensee on probation with or without conditions. Any disciplinary action could, and revocation would, have a material adverse effect upon the operations of our business. Many of our owners, officers and managers must be investigated by the liquor agencies in connection with our liquor permits. Changes in licensed positions must be approved by the liquor agencies.

     United States Coast Guard. The Diamond Jo is also regulated by the United States Coast Guard, whose regulations affect boat design and stipulate on-board facilities, equipment and personnel, including requirements that each vessel be operated by a minimum complement of licensed personnel, in addition to restricting the number of persons who can be aboard the boat at any one time. Our riverboat must hold, and currently possesses, a Certificate of Inspection and a Certificate of Documentation from the United States Coast Guard. Loss of the Certificate of Inspection would preclude our use of the Diamond Jo as an operating riverboat. In addition, the riverboat is subject to United States Coast Guard regulations requiring periodic hull inspections. The United States Coast Guard, upon our request, allowed us to conduct an underwater hull inspection instead of the traditional out of water dry dock inspection. We completed the underwater inspection in November 2000. The underwater hull inspection did not result in any loss of services of the riverboat. We will be required to perform another hull inspection within 30 months from the date of the completion of the underwater hull inspection. At that time, we may again seek approval from the Coast Guard for an underwater hull inspection in order to avoid any loss of services of the riverboat.

     All of our marine employees employed on United States Coast Guard regulated vessels, even those who have nothing to do with the actual operation of the vessel, such as dealers, cocktail hostesses and security personnel, may be subject to maritime law at certain times of the year, which, among other things, exempts those employees from state limits on workers' compensation awards. We maintain workers' compensation insurance in compliance with applicable Iowa law.

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

General

     We are wholly-owned by Peninsula Gaming Partners, LLC, a Delaware limited liability company and our sole managing member. Peninsula Gaming Corp. is our only subsidiary, has no assets or operations and was formed solely to facilitate the offering of our 12 1/4% Senior Secured Notes due 2006 in certain jurisdictions. Unless otherwise specified herein, references to "us," "our," "we" or the "Company" shall mean Peninsula Gaming Company, LLC.

     Our address is 3rd Street Ice Harbor, PO Box 1750, Dubuque, Iowa 52004-1683, and our telephone number is (319) 583-7005.

Recent Developments

     On March 12, 2001, we entered into a secured working capital facility with Foothill Capital Corporation providing for commitments of up to $10.0 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information about this facility.



ITEM 2.  PROPERTIES

     The properties we acquired upon consummation of the acquisition of the Diamond Jo are located within the historic Ice Harbor district on the west bank of the Mississippi River in Dubuque, Iowa. These properties consist of several parcels of real property previously owned by Harbor Community Investment. We own a fee interest in the dockside pavilion, consisting of approximately 33,000 square feet, surface parking lots within close proximity to the dockside pavilion, and the walkway connecting the dockside pavilion to the ramp, which leads to where the Diamond Jo is moored.

     The Diamond Jo and its dockside facility are currently pledged as collateral with respect to the 12 1/4% Senior Secured Notes due 2006, issued on July 15, 1999 by the Company and Peninsula Gaming Corp. in the original face amount of $71 million.

     In addition to the properties we purchased, we currently lease property used as a patio located between the dockside pavilion and the Diamond Jo, a ramp connecting the dockside pavilion to the Diamond Jo, and property used as surface parking consisting of approximately 445 parking spaces that are in close proximity to the Diamond Jo.

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

     The gaming commission approved our application for a license to operate a gaming riverboat on May 20, 1999, effective upon the transfer of the Diamond Jo to us. As a condition to the grant of our gaming license, we were required by the gaming commission to spend up to a maximum of $11.5 million to develop and construct a hotel contiguous to the Diamond Jo and to commence construction of the hotel by December 2000. At the April 20, 2000 gaming commission meeting, this condition was removed and our license was renewed with no future obligation to construct a hotel.


ITEM 3. LEGAL PROCEEDINGS

     We are not a party to, and none of our property is the subject of, any pending legal proceedings other than litigation arising in the normal course of business. We do not believe that adverse determinations in any or all such litigation would have a material adverse effect on our financial condition or results of operations. We did not assume liability for any litigation involving the Diamond Jo or any of the related real property in our acquisition of the Diamond Jo from Greater Dubuque Riverboat Entertainment Company and of the real property from Harbor Community Investment.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     There is no established public trading market for any of the Company's common equity securities.

     As of March 21, 2001, there was one holder of record of the common equity of the Company, and the Company was the sole shareholder of Peninsula Gaming Corp. The Company paid approximately $286,170 for the year ended December 31, 1999 and approximately $1,917,551 for the year ended December 31, 2000 to Peninsula Gaming Partners, the Company's parent and sole member, primarily in respect of (i) certain consulting and financial advisory services relating to the business operations of the Company, (ii) board fees and expenses paid to the members of the board of managers of Peninsula Gaming Partners, and (iii) tax, accounting, legal and administrative costs and expenses of Peninsula Gaming Partners relating to the business operations of the Company.

ITEM 6.   SELECTED FINANCIAL DATA

     The following table represents selected financial data of the Company or its predecessor companies, Greater Dubuque Riverboat Entertainment Company and Harbor Community Investment, L.C., for the five years ended December 31, 2000.

     The selected historical financial data for the five years ended December 31, 2000 are derived from audited financial statements of the Company or its predecessor combined companies. The three years ended December 31, 2000 have been audited by Deloitte & Touche LLP, independent auditors, and are included in this form 10-K. The Company acquired the operations of the predecessor companies on July 15, 1999. The selected financial data set forth below should be read in conjunction with, and is qualified in its entirety by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's and the predecessor companies' financial statements and the related notes included elsewhere in this document.

     As set forth in the table below, the amount of non-recurring expenses consists of non-recurring charges related to sale of business and litigation involving the prior owners of the Diamond Jo and Greater Dubuque Riverboat Entertainment Company as well as organizational costs and severance expenses incurred by the Company. For purposes of determining the ratio of earnings to fixed charges, earnings are defined as income before income taxes plus fixed charges. Fixed charges include interest expense on all indebtedness and amortization of bond issuance costs and bond discount. The Company's ratio of earnings to fixed charges for the period from July 15, 1999, the date of inception, to December 31, 1999 would have been 1.1x if the start-up and organizational costs expensed during this period were excluded.




                                                                             Peninsula Gaming                 Peninsula Gaming
                                         Predecessor Companies                    Company        Pro Forma         Company
                            -----------------------------------------------  ---------------------------------------------------
                                                               Period from     Period from
                                                                January 1,      July 15,
                                                                1999 to          1999 to
                                                                July 14,       December 31,
                               1996        1997        1998       1999            1999              1999            2000
                            ----------------------------------------------   ---------------------------------------------------
                                                                      (Dollars in thousands)

Statement of
Operations Data
Revenues:
Casino                      $ 40,267    $ 40,572    $ 44,167    $ 23,764        $ 21,153         $ 44,917         $ 45,519
Food and Beverage              2,619       2,449       2,469       1,408           1,235            2,643            2,664
Other                            329         406         290         121             122              243              169
Less:  Promotional
allowances                      (963)       (806)     (1,076)       (565)           (551)          (1,116)          (1,116)
                            -----------------------------------------------  ---------------------------------------------------
Net Revenues                  42,252      42,621      45,850      24,728          21,959           46,687           47,236

Expenses:
Casino                        16,430      16,706      17,819       9,797           8,730           18,527           20,109
Food and Beverage              2,586       2,196       2,299       1,408           1,248            2,656            2,659
Boat operations                1,997       2,005       2,056       1,055             936            1,991            2,099
Other                             64          65          54          21              16               37               37
Selling, general and
administrative                 9,573       6,947       7,515       4,122           4,206            8,328            7,691
Depreciation and
amortization                   2,026       1,826       1,895       1,157           1,541            2,698            3,571
Non-recurring expenses            58         170         928       1,871           3,134            5,005                0
                            -----------------------------------------------  ---------------------------------------------------
Total expenses                32,734      29,915      32,566      19,431          19,811           39,242           36,166

Income From Operations         9,518      12,706      13,284       5,297           2,148            7,445           11,070
Other income (expense)
Interest income                   81         222         142          76             155              231              434
Interest expense              (1,813)     (1,772)     (1,142)       (331)         (4,383)          (4,714)          (9,507)
Loss on sale of assets        (6,878)        (88)        (74)        (98)            (68)            (166)            (122)
                            -----------------------------------------------  ---------------------------------------------------
Total other expense           (8,610)     (1,638)     (1,074)       (353)         (4,296)          (4,649)          (9,195)

Preferred member
distributions                      0           0           0           0            (289)            (289)            (630)
                            -----------------------------------------------  ---------------------------------------------------
Net income (loss) to
common interests            $    908    $ 11,068    $ 12,210    $  4,944        $ (2,437)        $  2,507         $  1,245
                            ===============================================  ===================================================




                                                                             Peninsula Gaming                 Peninsula Gaming
                                         Predecessor Companies                    Company        Pro Forma         Company
                            -----------------------------------------------  ---------------------------------------------------
                                                               Period from     Period from
                                                                January 1,      July 15,
                                                                1999 to          1999 to
                                                                July 14,       December 31,
                               1996        1997        1998       1999            1999              1999            2000
                            ----------------------------------------------   ---------------------------------------------------
                                                                      (Dollars in thousands)

Ratio of earnings to
fixed charges                  1.5x        6.5x       10.8x       13.5x             .5x                              1.1x

Other Data
Cash flows from
operating activities        $ 10,140    $ 12,522    $ 14,638    $  6,134        $  2,475                          $  4,951
Cash flows from
investing activities         (18,162)      4,196      (1,793)         80         (68,611)                           (2,409)
Cash flows from
financing activities          10,249     (15,114)    (12,806)     (8,277)         74,055                            (2,099)
Distributions to
common members                 1,380       6,583       7,027       5,258             286                             1,918


                                    At December 31,
                          -----------------------------------                   --------                           -------
Balance Sheet Data:            1996        1997        1998                       1999                              2000
                          -----------------------------------                   --------                           -------
Current assets              $  6,661     $ 6,255     $ 6,767                    $  8,765                          $  9,134
Total assets                   3,340      28,915      29,252                      88,175                            86,788
Current liabilities            8,325       6,829       8,133                       4,370                             3,533
Total debt                    23,132      15,100       9,822                      70,680                            70,764
Preferred member
interest,
redeemable                         0           0           0                       7,000                             7,000
Total members' equity          7,528      11,513      16,697                       6,277                             5,604


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our "Selected Financial Data" and the financial statements and the related notes thereto appearing elsewhere in this report. Some statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include the words "may," "will," "estimate," "intend," "continue," "believe," "expect," or "anticipate" and other similar words. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management's reasonable estimates of future results or trends. Although we believe that the plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved. Actual results may differ from projected results due, but not limited, to unforeseen developments, including developments relating to the following:

      o the availability and adequacy of our cash flow to satisfy our obligations, including payment of the notes and additional funds required to support capital improvements and development,

      o economic, competitive, demographic, business and other conditions in our local and regional markets, including competition in the Dubuque gaming market,

      o changes or developments in the laws, regulations or taxes in the gaming industry, including riverboat gaming and liquor regulation under Iowa law,

      o actions taken or omitted to be taken by third parties, including customers, suppliers, competitors, members and shareholders, as well as legislative, regulatory, judicial and other governmental authorities,

      o changes in business strategy, capital improvements, development plans, including those due to environmental remediation concerns, or changes in personnel or their compensation, including federal, state and local minimum wage requirements,

      o the loss of any license or permit, including the failure to obtain an unconditional renewal of a required gaming license on a timely basis,

      o the termination of our operating agreement with the Dubuque Racing Association, Ltd. or the failure of the Dubuque Racing Association, Ltd. to continue as our "qualified sponsoring organization,"

      o the loss of our riverboat casino or land-based facilities due to casualty, weather, mechanical failure or any extended or extraordinary maintenance or inspection that may be required, and

      o other factors discussed in our other filings with the Securities and Exchange Commission.

     You should read this annual report completely and with the understanding that actual future results may be materially different from what we expect.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     The results of operations for the twelve months ended December 31, 2000 represent our results of operations for the entire twelve months. The results of operations for the twelve months ended December 31, 1999 discussed below include our results of operations for the five and a half months ended December 31, 1999 and the combined results of operations for the six and a half months ended July 14, 1999 for the predecessor companies. As a result of the substantially different capital structure of our company in comparison to that of the predecessor companies, and of the applications of purchase accounting in connection with the acquisition, our results of operations may not be entirely comparable to the results of operations of the predecessor companies. In order to allow for the transfer of ownership of the Diamond Jo in accordance with the gaming commission guidelines, the Diamond Jo was closed for 30 business hours on July 14 and 15, 1999.

     For the years ended December 31, 2000 and 1999, Dubuque was a two-casino market consisting of the Diamond Jo and the Greyhound Park. Casino gaming win in the Dubuque market increased 3.3% to $81.3 million for the year ended December 31, 2000 from $78.7 million for the year ended December 31, 1999. We believe this increase was primarily due to increased player's club promotions and a change in our slot mix and the slot mix at the Greyhound Park. Admissions to casinos in the Dubuque market decreased 2.2% to 1,960,915 for the year ended December 31, 2000 from 2,005,452 for the year ended December 31, 1999. This decrease was primarily due to a record snowfall level of 35.8 inches during the month of December 2000. As a result of this snowfall, total admissions in December 2000 decreased by 32,745 patrons compared to December 1999. For the year ended December 31, 2000, our share of the Dubuque market casino gaming win decreased to 56.0% from 57.1% and casino admissions decreased to 53.9% from 55.2%, in each case, for the year ended December 31, 1999. We believe our market share decrease in casino gaming win was primarily due to the higher Greyhound Park slot win percentage of 6.47% for the year ended December 31, 2000 compared to our slot win percentage of 6.22% for the same year (in contrast to our and Greyhound Park's slot win percentages of 6.28% and 6.30%, respectively, for the year ended December 31, 1999).

     Net revenues increased 1.1% to $47.2 million for the year ended December 31, 2000 from $46.7 million for the year ended December 31, 1999 due primarily to increased communication with our player's club members through direct mail campaigns and a continued review and change in our game mix. Our admissions for the year ended December 31, 2000 decreased 4.5% to 1,057,386 from 1,106,829 for the year ended December 31, 1999 partially as a result of the aforementioned inclement weather during December 2000. Admissions for the month of December 2000 decreased by 21,954 from December 1999. In addition, we incurred a decrease in bus and banquet passengers of 23,879 for the year ended December 31, 2000 compared to the year ended December 31, 1999 due to our change in marketing strategy. For the year ended December 31, 2000, our win per admission increased 6.1% to $43.05 from $40.58 for the year ended December 31, 1999. Consistent with an increase in net revenues, our win per gaming position increased 5.9% to $137.68 for the year ended December 31, 2000 from $130.03 for the year ended December 31, 1999. Our casino revenues also increased 1.3% to $45.5 million for the year ended December 31, 2000 from $44.9 million for the year ended December 31, 1999. Casino revenues were derived 81.9% from slot machines and 18.1% from table games for the year ended December 31, 2000 compared to 81.1% from slot machines and 18.9% from table games, respectively, for the year ended December 31, 1999. The increase in casino revenues was due primarily to an increase in slot revenues of 2.3% to $37.3 million for the year ended December 31, 2000 from $36.4 million for the year ended December 31, 1999. The increase in slot revenues was offset by a decrease in table game revenues of 3.5% to $8.2 million for the year ended December 31, 2000 from $8.5 million for the year ended December 31, 1999. Food and beverage revenues, other revenues and promotional allowances remained substantially unchanged at $1.8 million for the years ended December 31, 2000 and 1999. Promotional allowances represent the estimated value of goods and services provided free of charge to casino patrons under our various marketing programs.

     Casino operating expenses increased 8.5% to $20.1 million or 42.6% of casino revenues for the year ended December 31, 2000 from $18.5 million or 41.3% of casino revenues for the year ended December 31, 1999. This increase of $1.6 million was due primarily to an increase in casino and players club promotions of approximately $891,000, an increase in player points expense of approximately $667,000 due to triple point promotions and an increase of $334,000 in gaming taxes due to increased revenue. This was partially offset by a reduction in rental expense of $196,000 related to vendor participation leases for slot machines. Food and beverage expenses remained substantially unchanged at $2.7 million for the years ended December 31, 2000 and 1999. Boat operations expenses remained substantially unchanged at $2.1 million for the year ended December 31, 2000 compared to $2.0 million for the year ended December 31, 1999. Selling, general and administrative expenses decreased 7.7% to $7.7 million for the year ended December 31, 2000 from $8.3 million for the year ended December 31, 1999, primarily due to the 1999 expenses relating to nonrecurring litigation and severance pay of approximately $0.5 million involving the separation and release agreement of the former Chief Operating Officer of Peninsula Gaming and a decrease in marketing and group promotions of approximately $0.4 million. This was partially offset by an increase in head tax paid to the Dubuque Racing Association of approximately $405,000. This tax commenced on April 1, 2000 per our agreement with the Dubuque Racing Association and continues thereafter. We are required to pay the sum of $.50 for each patron admitted on the boat, which, based on our estimate of annual attendees for the year ended December 31, 2001, would approximate $500,000 annually. Included in the year ended December 31, 1999 operating expenses were non-recurring expenses of $5.5 million related to the sale of the business, litigation involving the prior owners of the Diamond Jo and severance payments described above.

     Depreciation and amortization expense increased 32.3% to $3.6 million for the year ended December 31, 2000 from $2.7 million for the year ended December 31, 1999. This increase was due primarily to the amortization of $1.4 million for the $56.6 million of goodwill recorded in connection with the July 1999 acquisition for the year ended December 31, 2000 compared to $.6 million for the year ended December 31, 1999 arising out of goodwill of $56.6 million recorded in connection with the July 1999 acquisition. Net interest expense was $9.1 million for the year ended December 31, 2000 and $4.3 million for the year ended December 31, 1999. The increase in interest expense was due to the inclusion of twelve months of interest for the year ended December 31, 2000 relating to the issuance of our 12 1/4% Senior Secured Notes due 2006, as compared to the inclusion of five and a half months of interest for the year ended December 31, 1999. Loss on disposal of assets was $0.1 million for the year ended December 31, 2000 and $0.2 million for the year ended December 31, 1999. These losses were attributable primarily to the replacement and upgrade of slot machines and the remodeling of our portside facility.

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

     For the years ended December 31, 1999 and 1998, Dubuque was a two-casino market consisting of the Diamond Jo and the Greyhound Park. Casino gaming win in the Dubuque market increased 7.0% to $78.7 million for the year ended December 31, 1999 from $73.5 million for the year ended December 31, 1998. We believe this increase was primarily due to an increase in the number of slot machines at the Greyhound Park, an increase in popular nickel machines at the Greyhound Park from 78 to 119 and changes in our game mix. Admissions to casinos in the Dubuque market decreased .5% to 2,005,452 for the year ended December 31, 1999 from 2,015,017 for the year ended December 31, 1998. For the year ended December 31, 1999, our share of the Dubuque market casino gaming win decreased to 57.1% from 60.0% and casino admissions decreased to 55.2% from 56.7%, in each case, for the year ended December 31, 1998. We believe our market share decrease was primarily due to the Greyhound Park reconfiguring its floor plan and increasing the number of its slot machines from 545 to 600 in September 1998. At 600 machines, the Dubuque Greyhound Park has met the limit defined within the Dubuque Racing
Association, Ltd. operating agreement between us and the Dubuque Racing Association. The Dubuque Racing Association operating agreement expires by its terms on December 31, 2008.

     Net revenues increased 1.8% to $46.7 million for the year ended December 31, 1999 from $45.8 million for the year ended December 31, 1998 due primarily to improved marketing efforts, better tracking of, and communication with our VIP players through our electronic player tracking system and a continued review and change in our game mix. Our admissions for the year ended December 31, 1999 decreased 3.1% to 1,106,829 patrons from 1,142,008 for the year ended December 31, 1998, primarily as a result of unusually inclement weather during January 1999, closing of the casino for 30 hours during transfer of ownership, and the change of slot machine mix at the Dubuque Greyhound Park. For the year ended December 31, 1999, our win per admission increased 4.9% to $40.58 from $38.67 for the year ended December 31, 1998. Consistent with an increase in net revenues, win per gaming position increased 2.0% to $130.03 for the year ended December 31, 1999 from $127.51 for the year ended December 31, 1998. Our casino revenues also increased 1.7% to $44.9 million for the year ended December 31, 1999 from $44.2 million for the year ended December 31, 1998. Casino revenues were derived 81.1% from slot machines and 18.9% from table games for the year ended December 31, 1999 compared to 80.9% from slot machines and 19.1% from table games for the year ended December 31, 1998. The increase in casino revenues was due primarily to an increase in slot revenues of 2.0% to $36.4 million for the year ended December 31, 1999 from $35.7 million for the year ended December 31, 1998. We believe that the increases in slot revenues, casino revenues, win per admission, and win per gaming position were due primarily to the same reasons net revenues increased for the year ended December 31, 1999 over the corresponding period of the prior year. Food and beverage revenues and other revenues increased 4.6% to $2.9 million for the year ended December 31, 1999 compared to $2.8 million for the year ended December 31, 1998, primarily due to an increase in complimentary food and beverage sales. Promotional allowances increased by 3.7% to $1.1 million for the year ended December 31, 1999 compared to $1.08 million for the year ended December 31, 1998 due to an increase in complimentary food and beverage provided to our Diamond Club members. Promotional allowances represent the estimated value of goods and services provided free of charge to casino patrons under our various marketing programs.

     Casino operating expenses increased 4.0% to $18.5 million or 41.3% of casino revenues for the year ended December 31, 1999 from $17.8 million or 40.3% of casino revenues for the year ended December 31, 1998. This increase of $0.7 million was due primarily to increased rental expense related to vendor participation slot machines of approximately $0.6 million. Food and beverage expenses increased approximately $.4 million or 15.6% to $2.7 million for the year ended December 31, 1999 from $2.3 million for the year ended December 31, 1998. We believe this increase was due to an increase in food cost due to increased patronage at our bars and restaurants, an increase in food product quality and an increase in payroll expenses of approximately $0.1 million. Selling, general and administrative expenses increased 10.8% to $8.3 million for the year ended December 31, 1999 from $7.5 million for the year ended December 31, 1998, primarily due to an increase in nonrecurring litigation and severance pay of $.5 million involving the separation and release agreement of the former Chief Operating Officer of Peninsula Gaming, an increase in marketing promotions of approximately $.2 million as well as an increase in insurance costs of approximately $.1 million. Included in the year ended December 31, 1999 and 1998 operating expenses were non-recurring expenses of $5.5 million and $.9 million, respectively, related to the sale of the business, litigation involving the prior owners of the Diamond Jo and Greater Dubuque Riverboat and the severance pay discussed above.

     Depreciation and amortization expense increased 42.4% to $2.7 million for the year ended December 31, 1999 from $1.9 million for the year ended December 31, 1998. This increase was due primarily to the amortization of $.6 million for the $56.6 million of goodwill recorded in connection with the July 1999 acquisition. Net interest expense was $4.5 million for the year ended December 31, 1999 and $1.0 million for the year ended December 31, 1998. The increase of interest expense was due to the issuance of $71 million senior secured notes at 12.25% interest rate related to the acquisition in July of 1999. Loss on disposal of assets was $0.2 million for the year ended December 31, 1999 and $0.1 million for the year ended December 31, 1998. These losses were attributable primarily to the replacement and upgrade of slot machines.


LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, we had outstanding long term debt of approximately $71 million and total member's equity of approximately $5.6 million.

Financing Activities

     On July 15, 1999, we completed a private placement of $71 million aggregate principal amount of Series A 12 1/4% Senior Secured Notes due 2006 in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Rule 144A promulgated thereunder. On March 15, 2000, we consummated a registered exchange offer, pursuant to which all of our issued and outstanding Series A 12 1/4% Senior Secured Notes due 2006 were exchanged for our Series B 12 1/4% Senior Secured Notes due 2006.

     The 12 1/4% Senior Secured Notes are secured by all of our current and future tangible and intangible assets (with the exception of certain excluded assets). The notes, which mature on July 1, 2006, are redeemable at our option, in whole or in part at any time or from time to time, on and after July 1, 2003 at certain specified redemption prices set forth in our indenture governing these notes. The indenture governing the notes contains a number of restrictive covenants and agreements, including covenants that limit our ability to, among other things: (1) incur more debt; (2) pay dividends, redeem stock or make other distributions; (3) issue stock of subsidiaries; (4) make investments;

(5) create liens; (6) enter into transactions with affiliates; (7) merge or consolidate; and (8) transfer or sell assets. The events of default under the indenture include provisions that are typical of senior debt financings. Upon the occurrence and continuance of certain events of default, the trustee or the holders of not less than 25% in aggregate principal amount of outstanding notes may declare all unpaid principal and accrued interest on all of the notes to be immediately due and payable. Upon the occurrence of a change of control (as defined in the indenture), each holder of notes will have the right to require us to purchase all or a portion of such holder's notes pursuant to the offer described in the indenture at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.

     On July 15, 1999, the Company authorized and issued $9.0 million of common membership units to Peninsula Gaming Partners. The combined proceeds from this transaction and the issuance of the senior secured notes were used to complete the purchase of certain assets comprising the Diamond Jo casino and related real property.

     On March 12, 2001, we entered into a secured working capital facility with Foothill Capital Corporation providing for commitments of up to $10.0 million which mature in 2005. The outstanding loans will bear interest at a rate equal to (a) the LIBOR rate plus 3.00% with respect to LIBOR rate loans and (b) the base rate plus 0.75% with respect to base rate loans, provided that the outstanding obligations shall not at any time bear interest at a rate per annum less than 8.50%. Interest on our borrowings under the senior credit facility is payable (a) with respect to base rate loans, monthly in arrears and (b) with respect to LIBOR rate loans, on the earliest to occur of (i) the last day of each applicable interest period with respect to such LIBOR rate loan and (ii) the first day of each month that such LIBOR rate loan is outstanding. Indebtedness under the senior credit facility is secured by all of our assets that also secure our obligations under the notes. The senior credit facility contains a number of restrictive covenants and agreements similar to (and in certain cases more restrictive than) those contained in the indenture governing the notes, including a minimum earnings requirement, and certain events of default customary for senior secured facilities of this type. At March 21, 2001, we had no outstanding borrowings under our senior credit facility.

Operating, Investing and Financing Activities

     Our level of indebtedness will have several important effects on our future operations, including, but not limited to, the following: (1) a significant portion of our cash flow from operations will be required to pay interest on our indebtedness; (2) the financial covenants contained in certain of the agreements governing our indebtedness will require us to meet certain financial tests and may limit our ability to borrow additional funds or to dispose of assets; (3) our ability to obtain additional financing in the future for working capital, capital expenditures, or general corporate purposes may be impaired; and (4) our ability to adapt to changes in the casino gaming industry and to economic conditions in general could be limited.

     We generated $5.0 million in cash flows from operations for the year ended December 31, 2000. Net cash flows used for investing activities were $2.4 million, which related primarily to the renovation of our casino floor and the acquisition of slot machines. Cash flows used from financing activities were $2.1 million, including $1.9 million in member distributions and $.2 million in bond issuance costs.

     As a condition to the granting of our gaming license, we were required by the gaming commission to spend up to a maximum of $11.5 million toward the development and construction of a hotel contiguous to the Diamond Jo portside facility. At the April 20, 2000 gaming commission meeting, this condition was removed, and our license was renewed with no future obligation to construct a hotel.

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

FORWARD-LOOKING STATEMENTS

     Throughout this report, we make forward-looking statements. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management's reasonable estimates of future results or trends. Although we believe that the plans and objectives reflected in or suggested by these forward-looking statements are reasonable, the plans or objectives may not be achieved. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. Unless otherwise required by law, we will not update forward-looking statements even though our situation may change in the future.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to certain market risks which are inherent in the Company's financial instruments which arise from transactions entered into in the normal course of business. Although the Company currently utilizes no derivative financial instruments and during the fiscal year ended December 31, 2000 had no variable rate debt which may expose the Company to significant market risk, the Company is exposed to fair value risk due to changes in interest rates with respect to its long-term fixed interest rate debt borrowings. As our fixed rate debt matures, future earnings and cash flows may be impacted by changes in interest rates related to debt incurred to fund repayments under such fixed interest rate debt borrowings.

     The following information relates to the Company's debt instruments subject to interest rate risk at December 31, 2000 (dollars in millions):

        Description        Contract Terms     Interest Rate    Cost   Fair Value
        -----------        --------------     -------------    ----   ----------

    Senior Secured Notes   Due July 1, 2006   12 1/4% fixed   $71.0     $66.0*

      * Represents estimated fair value of such debt instrument as of March 28, 2001 based on information provided by Jefferies & Co., Inc.

     We have no investments in market risk sensitive instruments issued by others. The only securities owned by Peninsula Gaming Company are the shares of common stock of its wholly-owned subsidiary, Peninsula Gaming Corp.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Audited financial statements and the notes thereto are combined in pages F-1 through F-23.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

OFFICERS OF PENINSULA GAMING COMPANY, LLC, MANAGERS OF PENINSULA GAMING PARTNERS, LLC AND OFFICERS AND DIRECTORS OF PENINSULA GAMING CORP.

     Peninsula Gaming Partners, LLC is our parent and sole member. The following table sets forth the names and ages of the executive officers of Peninsula Gaming Company and of the managers and executive officers of Peninsula Gaming Partners.

     Name                        Age                     Position
     ----                        ---                     --------

     M. Brent Stevens........    40      Manager of Peninsula  Gaming  Partners;
                                         Director  of  Peninsula  Gaming  Corp.;
                                         Chief  Executive  Officer of  Peninsula
                                         Gaming  Partners and  Peninsula  Gaming
                                         Company;  President  and  Treasurer  of
                                         Peninsula Gaming Corp.

     George T. Papanier......    43      Chief  Operating  Officer of  Peninsula
                                         Gaming Company

     Natalie A. Schramm......    30      Chief  Financial  Officer and Assistant
                                         General  Manager  of  Peninsula  Gaming
                                         Company

     Michael S. Luzich.......    46      Manager of Peninsula  Gaming  Partners;
                                         Director  of  Peninsula  Gaming  Corp.;
                                         Vice President of Corporate Development
                                         and   Secretary  of  Peninsula   Gaming
                                         Partners;  Vice President and Secretary
                                         of Peninsula Gaming Corp.; Secretary of
                                         Peninsula Gaming Company

     Terrance W. Oliver......    51      Manager of Peninsula Gaming Partners
     William L. Westerman....    68      Manager of Peninsula Gaming Partners
     Andrew R. Whittaker.....    38      Manager of Peninsula Gaming Partners



MANAGEMENT PROFILES

     Following is a brief description of the business experience of each of the executive officers of Peninsula Gaming Company and of the managers and executive officers of Peninsula Gaming Partners listed in the preceding table.

M. Brent Stevens - Manager of Peninsula Gaming Partners; Chief Executive Officer of Peninsula Gaming Partners and Peninsula Gaming Company; Director of Peninsula Gaming Corp.; President and Treasurer of Peninsula Gaming Corp. Since 1990, Mr. Stevens has been employed by Jefferies & Company, Inc., and presently is an Executive Vice President in the Corporate Finance department. Mr. Stevens has been a board member of American Restaurant Group, Inc. since 1999. Mr. Stevens joined us in December 1998 and has held each of the positions listed above since that date.

George T. Papanier - Chief Operating Officer of Peninsula Gaming Company. Mr. Papanier has served as our chief operating officer since July 2000. Prior to joining our company, Mr. Papanier was employed by Resorts Casino Hotel in Atlantic City, New Jersey as Executive Vice President and Chief Operating Officer from May 1997 to March 2000. Prior to that, Mr. Papanier served as Senior Vice President and Chief Financial Officer for Sun International since March 1997 and Senior Vice President of Finance and Chief Financial Officer of Mohegan Sun Casino since October 1995. Mr. Papanier has been in the casino industry for 20 years working for various casinos including Sands Hotel and Casino, Golden Nugget Casino Hotel, Bally's Grand, Trump Plaza Hotel and Casino and Hemmeter Enterprises.

Natalie A. Schramm - Chief Financial Officer and Assistant General Manager of Peninsula Gaming Company. Ms. Schramm has served as our Chief Financial Officer since July 15, 1999 and as our Assistant General Manager since April 1, 2000. Ms. Schramm joined our predecessor, Greater Dubuque Riverboat Entertainment Company, L.C., in November 1996 and was formerly employed by Aerie Hotels and Resorts in Oak Brook, Illinois as Corporate Accounting Manager since 1992. She was responsible for the corporate accounting functions of the Silver Eagle, the Eagle Ridge Inn and Resorts, located in Galena, Illinois and the Essex Hotel, located in Chicago, Illinois. She served as Internal Audit Manager for the Silver Eagle and was a member of a development team that successfully pursued a riverboat gaming license in Indiana.

Michael S. Luzich - Manager, Vice President of Corporate Development and Secretary of Peninsula Gaming Partners; Director, Vice President and Secretary of Peninsula Gaming Corp.; Secretary of Peninsula Gaming Company. Mr. Luzich is the founder and President of the Cambridge Investment Group, L.L.C., an investment and development company located in Las Vegas, Nevada. Prior to October 1995, Mr. Luzich was a founding partner and director of Fitzgeralds New York, Inc. and Fitzgeralds Arizona Management, Inc., which are development companies responsible for the Turning Stone Casino near Syracuse, New York for the Oneida Tribe and the Cliff Castle Casino near Sedona, Arizona for the Yavapai-Apachi Tribe, respectively. Mr. Luzich joined us in December 1998.

Terrance W. Oliver - Manager of Peninsula Gaming Partners. Since 1993, Mr. Oliver has served as a director of and consultant to Mikohn Gaming Corporation, a gaming equipment manufacturer headquartered in Las Vegas. From 1988 until 1993, Mr. Oliver served as Chairman of the Board to the predecessor company of Mikohn. From 1984 until 1996, Mr. Oliver was a founding shareholder, board member and executive officer of Fitzgeralds Gaming Corporation. Mr. Oliver retired as the Chief Operating Officer of Fitzgeralds Gaming Corporation in 1996. Mr. Oliver joined us in September 1999 as a manager of Peninsula Gaming Partners.

William L.  Westerman  - Manager  of  Peninsula  Gaming  Partners.  Since  1992,
Mr. Westerman has assumed the positions of Chairman of the Board, Chief Executive Officer and President of Riviera Holdings Corporation, Chairman of the Board, Chief Executive Officer and President of Riviera, Inc. and Chairman of the Board and Chief Executive Officer of Riviera Operating Corporation. From July 1, 1991 until his appointment as Chairman of the Board, Mr. Westerman served as a consultant to Riviera, Inc. From 1973 until June 30, 1991, Mr. Westerman held various positions with Cellu-Craft Inc. and Alusuisse Flexible Packaging, manufacturers of flexible packaging used primarily for food products, including serving as President and Chief Executive Officer of Cellu-Craft Inc. and President of Alusuisse Flexible Packaging, a wholly-owned subsidiary of Alusuisse, which purchased Cellu-Craft Inc. on June 30, 1989. Mr. Westerman joined us in July, 1999 as a manager of Peninsula Gaming Partners. Mr. Westerman resigned from the board of managers of Peninsula Gaming Partners on December 31, 2000.

Andrew R.  Whittaker  - Manager of  Peninsula  Gaming  Partners.  Since 1990 Mr.
Whittaker has been employed by Jefferies & Company, Inc. and presently is an executive vice president in the Corporate Finance department. Mr. Whittaker joined us in July 1999 as a manager of Peninsula Gaming Partners.


ITEM 11. EXECUTIVE COMPENSATION

     Subject to the approval of the holders of at least 85% of the voting common membership interests of Peninsula Gaming Partners, Peninsula Gaming Partners' board of managers may issue additional incentive based equity interests in Peninsula Gaming Partners at no less than fair market value.

SUMMARY COMPENSATION TABLE

     The following table sets forth all compensation awarded to, earned by or paid to our Chief Executive Officer and to each of our executive officers for all services rendered since the date of consummation of the acquisition on July 15, 1999 through December 31, 2000.

                                                       Other             All
                                                       Annual   Long-    Other
                                                       Compen-  term     Compen-
Name and                    Fiscal  Salary    Bonus    sation   Compen-  sation
Principal Position           Year     ($)      ($)      ($)     sation    ($)
------------------          ------  ------    -----    -------  ------   -------

                                       Annual Compensation
                                       -------------------

M. Brent Stevens..........   2000      --        --      --       --      --
Chief Executive Officer
                             1999      --        --      --       --      --

George T. Papanier........   2000   109,203      --    19,341(1)  --      --
Chief Operating Officer

Natalie A. Schramm........   2000   114,207   20,000     --       --    4,480(2)
Chief Financial Officer
                             1999    36,490   25,000     --       --      --

James P. Rix..............   2000      --        --      --       --  360,315(3)
Formerly, Chief Operating
Officer                      1999    91,346      --      --       --      --

-----------

(1) Includes $6,200 in club membership fees, $4,250 in automobile allowances and $8,891 for reimbursement of certain out-of-pocket relocation expenses. Additionally, in connection with his relocation, the Company acquired Mr. Papanier's current residence for which he pays all property taxes, utility expenses and other out-of-pocket costs related to maintaining such residence, excluding the fair market value equivalent of rental expense.

(2) Represents matching contributions made by the Company to the Company's 401(k) plan.

(3) In connection with Mr. Rix's resignation in November 1999, we entered into a separation and release agreement pursuant to which, among other things, we agreed to pay Mr. Rix $360,315.95 in full satisfaction of all amounts due to him upon termination, which amount was paid to Mr. Rix in January 2000.


EMPLOYMENT AND CONSULTING AGREEMENTS

Natalie A. Schramm. Ms. Schramm has entered into an employment agreement with us which has a term of three years commencing April 1, 2000. Under the terms of her employment agreement, Ms. Schramm is entitled to an annual base salary of $125,000 and an annual performance based bonus. Ms. Schramm is further entitled to at least a 5% annual salary increase, the actual amount of the increase to be determined by the board of managers of Peninsula Gaming Partners. Ms. Schramm has agreed to restrictions which will limit her ability to compete with us for a one-year period following her termination of employment.

Michael S. Luzich. Peninsula Gaming Partners has entered into a consulting agreement with Mr. Luzich, under which Mr. Luzich, in consideration for corporate development and consulting services to be rendered, is entitled to receive compensation consisting of base salary and incentive payments in an aggregate annual amount not to exceed $340,000. The consulting agreement has a one year term and, subject to the occurrence of various termination events, is renewable automatically for successive one year terms. Mr. Luzich is entitled to reimbursement of reasonable business expenses as approved by the board of managers of Peninsula Gaming Partners and incurred in connection with the performance of his services.

COMPENSATION OF MANAGERS

     All managers of Peninsula Gaming Partners receive an annual payment of $25,000 (other than Mr. Stevens who receives $125,000) for their services as managers on the board of managers of Peninsula Gaming Partners and are reimbursed for their travel and related out-of-pocket expenses for attendance at board of managers meetings.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     We have no standing Compensation Committees. All compensation decisions are made by Peninsula Gaming Partners, our parent and sole manager. The managers of Peninsula Gaming Partners each participate in the determination of executive officer compensation.


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

     The following information is helpful to an understanding of, and qualifies the beneficial ownership data contained in, the table set forth below. Mr. Stevens holds 248,333 Peninsula Gaming Partners common membership interests directly and 413,333 Peninsula Gaming Partners common membership interests indirectly through PGP Investors, LLC. Mr. Stevens is the sole managing member of PGP Investors and exercises voting and investment power over the Peninsula Gaming Partners common membership interests owned by PGP Investors. Mr. Stevens does not own any membership interests in PGP Investors. Mr. Stevens and Mr. Whittaker, managers of Peninsula Gaming Partners, are a managing director and executive vice president, respectively, of Jefferies & Company, Inc., the initial purchaser in the offering of the old notes on July 15, 1999. In addition, Jefferies & Company, Inc. and some of its affiliates, officers and employees are members of PGP Investors, LLC. Mr. Whittaker holds an economic interest in 20,000 Peninsula Gaming Partners common membership interests indirectly through his membership in PGP Investors, but does not exercise voting or investment power with respect to, and disclaims a beneficial ownership interest in, these Peninsula Gaming Partners common membership interests. The total holding of all managers and executive officers as a group includes the 413,333 Peninsula Gaming Partners common membership interests held by PGP Investors, over which Mr. Stevens exercises voting and investment power.


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

     Beginning April 1, 2000, we were required to make a $0.50 per admission payment to the Dubuque Racing Association, without regard to our revenues or profits. Payments made and accrued to the Dubuque Racing Association based on 2000 admissions were approximately $405,000. Based on 2000 admissions, we anticipate this payment to be approximately $530,000 in 2001.

     Under the Dubuque Racing Association operating agreement, subject to limited conditions, we are also required to pay the Dubuque Racing Association, for the right to operate the Diamond Jo, an amount equal to the excess of 32% of the first $30 million of the combined gaming revenues of the Dubuque Racing Association and the Diamond Jo, plus 8% of the next $12 million of these total gaming revenues, plus, if there are no competing gaming operations in neighboring counties of Illinois and Wisconsin, 8% of the next $4 million of total gaming revenues, over the Dubuque Racing Association's gaming revenues from the Dubuque Greyhound Park. Gaming revenues under this contract means adjusted gross receipts less gaming taxes. This formula is subject to change if the Dubuque Racing Association ceases to operate the Dubuque Greyhound Park or if we operate a riverboat smaller than the current Diamond Jo. We are currently not required to make any such payments to the Dubuque Racing Association because the Dubuque Racing Association's revenues from the Dubuque Greyhound Park are greater than the specified percentage of our total gaming revenues.

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

        Without these restrictions, either we or the Dubuque Racing Association may:

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

EQUITY CONTRIBUTION

     The common members of Peninsula Gaming Partners have made a capital contribution of $6.0 million to Peninsula Gaming Partners in exchange for their common membership interests. Peninsula Gaming Partners immediately contributed this $6.0 million and the $3.0 million raised in the offering of the old notes through the sale of Peninsula Gaming Partners' convertible preferred membership interests to Peninsula Gaming Company, in exchange for common membership interests in Peninsula Gaming Company. Peninsula Gaming Company used this capital contribution from Peninsula Gaming Partners to finance in part the acquisition of the Diamond Jo. Additionally, we issued $7.0 million face amount of preferred membership interests to Greater Dubuque Riverboat Entertainment Company in connection with the acquisition of the Diamond Jo. We redeemed $3.0 million of the preferred membership interests on January 19, 2001.

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

     Presently, Peninsula Gaming Partners' board of managers is composed of four managers. If not appointed earlier, a fifth manager will be appointed at Peninsula Gaming Partners' next annual meeting of managers. A manager may resign at any time, and the member who designates a manager may remove or replace that manager from the board of managers at any time.

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

MANAGEMENT CONSULTING SERVICES

     During the past fiscal year, Riviera Gaming Management, of which Mr. Westerman is an executive officer, assisted us on an interim basis with transitional matters following the resignation of our former chief operating officer. Pursuant to the terms of a consulting agreement with Peninsula Gaming Partners and an employee sharing agreement with us, Riviera Gaming Management was entitled to receive aggregate monthly compensation of $30,000, plus reimbursement for out-of-pocket costs and expenses. During the past fiscal year, Riviera Gaming Management earned fees and expenses of approximately $242,000. Our engagement of Riviera Gaming Management terminated in July of 2000.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     The following documents are filed as a part of this report:

        (1) Financial Statements -- see Index to Financial Statements appearing on page F-1.
        (2)    Exhibits:

       Exhibit
        Number                          Description
       -------                         ------------

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

      *10.9H     Seventh  Amendment  to Operating  Agreement,  dated April 6,
                 1994,  by and among  Dubuque  Racing  Association,  Ltd. and
                 Greater Dubuque Riverboat Entertainment Company, L.C.
      *10.9I     Eighth  Amendment  to Operating  Agreement,  dated April 29,
                 1994,  by and among  Dubuque  Racing  Association,  Ltd. and
                 Greater Dubuque Riverboat Entertainment Company, L.C.
      *10.9J     Ninth Amendment to Operating Agreement, dated July 11, 1995, by and among Dubuque  Racing  Association,  Ltd. and Greater
                 Dubuque Riverboat Entertainment Company, L.C.
      *10.9K     Tenth Amendment to Operating Agreement, dated July 15, 1999, by and among Dubuque  Racing  Association,  Ltd. and Greater
                 Dubuque Riverboat Entertainment Company, L.C.
      *10.10     Operating Agreement Assignment,  dated July 15, 1999, by and among Greater Dubuque Riverboat  Entertainment Company, L.C.
                 and Peninsula Gaming Company, LLC
      *10.11     First  Preferred  Ship  Mortgage,  dated July 15,  1999,  by
                 Peninsula  Gaming  Company,  LLC in favor of Firstar Bank of
                 Minnesota, N.A., as trustee
      *10.12     Mortgage, Leasehold Mortgage,  Assignment of Rents, Security
                 Agreement  and Fixture  Financing  Statement  dated July 15,
                 1999, by Peninsula  Gaming Company,  LLC in favor of Firstar
                 Bank of Minnesota, N.A., as trustee
      *10.13     Ice  Harbor  Parking  Agreement  Assignment,  dated July 15,
                 1999, by and among Greater Dubuque  Riverboat  Entertainment
                 Company, L.C. and Peninsula Gaming Company, LLC
      *10.14     First Amendment to Sublease Agreement,  dated July 15, 1999, by and among Dubuque  Racing  Association,  Ltd. and Greater
                 Dubuque Riverboat Entertainment Company, L.C.
      *10.15     Sublease  Assignment,  dated  July 15,  1999,  by and  among
                 Greater Dubuque  Entertainment  Company,  L.C. and Peninsula
                 Gaming Company, LLC
      *10.16     Iowa Racing and Gaming Commission Gaming License, dated July
                 15, 1999
      *10.17     Assignment of Iowa IGT  Declaration  and Agreement of Trust,
                 dated July 15, 1999 by and among Greater  Dubuque  Riverboat
                 Entertainment  Company,  L.C. and Peninsula  Gaming Company,
                 LLC
    ***10.18     Employee  Sharing  Agreement,  dated as of March 1, 2000, by and among Riviera Gaming Management, Inc., Jerome Grippe and
                 Peninsula Gaming Company, LLC.
       12.1      Computation of ratio of earnings to fixed charges
      *99.1      Form of Letter of Transmittal
      *99.2      Form of Notice of Guaranteed Delivery
     **99.3      Form of Letter to Brokers, Dealers and other Nominees
     **99.4      Form of Letter to clients


-----------
* Previously filed as an exhibit to the registration statement on Form S-4 (Registration Number 333-88829) of Peninsula Gaming Company, LLC and Peninsula Gaming Corp. on October 12, 1999.

** Previously filed as an exhibit to Amendment No. 2 to registration statement on Form S-4 (Registration Number 333-88829) of Peninsula Gaming Company, LLC and Peninsula Gaming Corp. on December 13, 1999.

*** Previously filed as an exhibit to the Form 10-K (Registration Number 333-88829) of Peninsula Gaming Company, LLC and Peninsula Gaming Corp. on March 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dubuque, State of Iowa on March 29, 2001.

                                PENINSULA GAMING COMPANY, LLC

                                By:  /s/ M. Brent Stevens
                                   -----------------------------------
                                     M. Brent Stevens
                                     Chief Executive Officer

                                By:  /s/ George T. Papanier
                                   -----------------------------------
                                     George T. Papanier
                                     Chief Operating Officer

                                By:  /s/ Natalie A. Schramm
                                   -----------------------------------
                                     Natalie A. Schramm
                                     Chief Financial Officer


                                PENINSULA GAMING CORP.

                                By:   /s/ M. Brent Stevens
                                   -----------------------------------
                                     M. Brent Stevens
                                     President and Treasurer

                                By:   /s/ Michael S. Luzich
                                   -----------------------------------
                                     Michael S. Luzich
                                     Vice President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                                PENINSULA GAMING PARTNERS, LLC
                                Managing Member of Peninsula Gaming Company, LLC

Date: March 29, 2001            By:   /s/ M. Brent Stevens
                                   ----------------------------------
                                   M. Brent Stevens
                                   Chief Executive Officer and Manager

Date: March 29, 2001            By:   /s/ Michael S. Luzich
                                   ---------------------------------
                                   Michael S. Luzich
                                   Vice President, Secretary and Manager

Date: March 29, 2001            By:   /s/ Terrance W. Oliver
                                   ----------------------------------
                                   Terrance W. Oliver
                                   Manager of Peninsula Gaming Partners

Date: March 29, 2001            By:   /s/ Andrew R. Whittaker
                                   ---------------------------------
                                   Andrew R. Whittaker
                                   Manager of Peninsula Gaming Partners

                                                                    Exhibit 12.1


Computation of Ratio of Earnings to Fixed Charges (amounts in thousands except ratio information)

                                                              1/1/00 - 12/31/00
                                                              -----------------
Earnings:

     Total Earnings                                                  $1,245

Fixed Charges:

     Interest Charges                                                 8,712
     Preferred Member Distributions                                     630
     Amortization of bond issuance costs and bond discount              795
                                                                    -------

Total Fixed Charges                                                  10,137
                                                                    -------

Earnings as adjusted                                                $11,382
                                                                    -------

Ratio of earnings to fixed charges                                      1.1
                                                                    =======


INDEX TO FINANCIAL STATEMENTS
----------------------------------------------------------------------------------------------------------------------

FINANCIAL STATEMENTS OF PENINSULA GAMING COMPANY, LLC

     Independent Auditors' Report                                                                                 F-2

     Balance Sheets at December 31, 2000 and December 31, 1999                                                    F-3

     Statements of Operations for the Year Ended December 31, 2000 and the period July 15, 1999
     (Date of Inception) to December 31, 1999                                                                     F-4

     Statements of Changes in Members' Equity for the Year Ended December 31, 2000 and
      the period July 15, 1999 (Date of Inception) to December 31, 1999                                           F-5

     Statements of Cash Flows for the Year Ended December 31, 2000 and the period
     July 15, 1999 (Date of Inception) to December 31, 1999                                                       F-6

     Notes to Financial Statements                                                                                F-7


COMBINED FINANCIAL STATEMENTS OF GREATER DUBUQUE RIVERBOAT
ENTERTAINMENT COMPANY, L.C. AND HARBOR COMMUNITY INVESTMENT, L.C.

     Independent Auditors' Report                                                                                F-15

     Combined Statements of Operations for the Period from January 1, 1999 through
     July 14, 1999 and the Year Ended December 31, 1998                                                          F-16

     Combined Statements of Changes in Members' Equity for the Period from
     January 1, 1999 through July 14, 1999 and the Year Ended December 31, 1998                                  F-17

     Combined Statements of Cash Flows for the Period from January 1, 1999
     through July 14, 1999 and the Year Ended December 31, 1998                                                  F-18

     Notes to the Combined Financial Statements                                                                  F-19

INDEPENDENT AUDITORS' REPORT


To the Members of
Peninsula Gaming Company, LLC
Dubuque, Iowa

We have audited the accompanying balance sheets of Peninsula Gaming Company, LLC (the "Company") as of December 31, 2000 and 1999, and the related statements of operations, changes in members' equity, and cash flows for the year ended December 31, 2000 and the period July 15, 1999 (date of inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Peninsula Gaming Company, LLC as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the year ended December 31, 2000 and the period July 15, 1999 (date of inception) to December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Cedar Rapids, Iowa
January 26, 2001

PENINSULA GAMING COMPANY, LLC

BALANCE SHEETS
DECEMBER 31, 2000 and 1999
---------------------------------------------------------------------------------------------------------------------------
                                                                                                2000            1999
                                                                                          ---------------  ----------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents (Note 4)                                                        $ 8,362,122     $ 7,918,742
  Accounts receivable, less allowance of $43,104 and $55,367, respectively                       74,159         115,616
  Inventory                                                                                     113,583          99,813
  Prepaid expenses                                                                              584,195         630,754
                                                                                            -----------     -----------
        Total current assets                                                                  9,134,059       8,764,925
                                                                                            -----------     -----------

PROPERTY AND EQUIPMENT, NET (Notes 3 and 4)                                                  19,079,869      18,950,194
                                                                                            -----------     -----------
OTHER ASSETS:
  Bond issuance costs, net of accumulated amortization of $1,029,474 and $318,945,
  respectively (Note 13)                                                                      3,991,373       4,520,894
  Goodwill and other intangible assets, net of accumulated amortization of $2,062,064
  and $648,077, respectively                                                                 54,497,416      55,911,404
  Deposits                                                                                       84,973          27,472
                                                                                            -----------     -----------
        Total other assets                                                                   58,573,762      60,459,770
                                                                                            -----------     -----------
TOTAL                                                                                       $86,787,690     $88,174,889
                                                                                            ===========     ===========

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                             $710,537        $476,868
  Accrued payroll and payroll taxes                                                             999,659       1,131,771
  Other accrued expenses                                                                      1,708,994       2,609,630
  Current maturities of capital lease obligations (Note 5)                                      113,552         151,331
                                                                                            -----------     -----------
        Total current liabilities                                                             3,532,742       4,369,600
                                                                                            -----------     -----------

LONG-TERM LIABILITIES:
  Senior secured notes, net of discount (Note 4)                                             70,288,519      70,203,780
  Capital lease obligations, net of current maturities (Note 5)                                 362,229         324,450
                                                                                            -----------     -----------
        Total long-term liabilities                                                          70,650,748      70,528,230
                                                                                            -----------     -----------
        Total liabilities                                                                    74,183,490      74,897,830
                                                                                            -----------     -----------

COMMITMENTS AND CONTINGENCIES (Notes 7 and 9)

PREFERRED MEMBERS' INTEREST, REDEEMABLE (Note 10)                                             7,000,000       7,000,000

MEMBERS' EQUITY (Note 11):
  Common members' interest                                                                    9,000,000       9,000,000
  Accumulated deficit                                                                        (3,395,800)     (2,722,941)
                                                                                            -----------     -----------
        Total members' equity                                                                 5,604,200       6,277,059
                                                                                            -----------     -----------

TOTAL                                                                                       $86,787,690     $88,174,889
                                                                                            ===========     ===========

See notes to financial statements.

PENINSULA GAMING COMPANY, LLC

STATEMENTS OF OPERATIONS
THE YEAR ENDED DECEMBER 31, 2000 AND THE PERIOD
FROM JULY 15, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 1999
----------------------------------------------------------------------------------------------------------------
                                                                                                  Period from
                                                                                                 July 15 (Date
                                                                                                 of Inception)
                                                                                                    through
                                                                                                 December 31,
                                                                                 2000                1999
                                                                            ----------------    ----------------
REVENUES:
  Casino                                                                    $   45,518,772      $   21,152,879
  Food and beverage                                                              2,663,380           1,235,297
  Other                                                                            169,446             122,012
  Less promotional allowances                                                   (1,116,055)           (550,816)
                                                                            ----------------    ----------------
        Total net revenues                                                      47,235,543          21,959,372
                                                                            ----------------    ----------------

EXPENSES:
  Casino                                                                        20,108,742           8,729,651
  Food and beverage                                                              2,659,037           1,247,552
  Boat operations                                                                2,099,467             936,076
  Other                                                                             36,826              16,365
  Selling, general and administrative                                            7,690,666           4,206,073
  Start-up and organization costs (Note 13)                                              0           3,134,095
  Depreciation and amortization                                                  3,571,220           1,541,516
                                                                            ----------------    ----------------
        Total expenses                                                          36,165,958          19,811,328
                                                                            ----------------    ----------------

INCOME FROM OPERATIONS                                                          11,069,585           2,148,044
                                                                            ----------------    ----------------

OTHER INCOME (EXPENSE):
  Interest income                                                                  434,283             154,737
  Interest expense                                                              (9,506,969)         (4,383,143)
  Loss on sale of assets                                                          (122,207)            (67,659)
                                                                            ----------------    ----------------
        Total other expense                                                     (9,194,893)         (4,296,065)
                                                                            ----------------    ----------------

NET INCOME (LOSS) BEFORE PREFERRED MEMBER DISTRIBUTIONS                          1,874,692          (2,148,021)

LESS PREFERRED MEMBER DISTRIBUTIONS                                               (630,000)           (288,750)
                                                                            ----------------    ----------------

NET INCOME (LOSS) TO COMMON MEMBERS' INTEREST                               $    1,244,692      $   (2,436,771)
                                                                            ================    ================


See notes to financial statements.

PENINSULA GAMING COMPANY, LLC


STATEMENTS OF CHANGES IN MEMBERS' EQUITY
THE YEAR ENDED DECEMBER 31, 2000 AND THE PERIOD FROM JULY 15, 1999
(DATE OF INCEPTION) TO DECEMBER 31, 1999
--------------------------------------------------------------------------------------------------------------------

                                                         COMMON                                      TOTAL
                                                        MEMBERS'             ACCUMULATED            MEMBERS'
                                                        INTEREST               DEFICIT               EQUITY
                                                       ----------            -----------            ---------

BALANCE, JULY 15, 1999                               $     9,000,000                              $   9,000,000

Net loss to common members' interest                                       $    (2,436,771)          (2,436,771)

Member distributions                                                              (286,170)            (286,170)
                                                     ---------------       ----------------       --------------

BALANCE, DECEMBER 31, 1999                                 9,000,000            (2,722,941)           6,277,059

Net income to common members' interest                                           1,244,692            1,244,692

Member distributions                                                            (1,917,551)          (1,917,551)
                                                     ---------------        ---------------       --------------

BALANCE, DECEMBER 31, 2000                           $     9,000,000       $    (3,395,800)       $   5,604,200
                                                     ===============       ================       ==============

See notes to financial statements.

PENINSULA GAMING COMPANY, LLC


STATEMENTS OF CASH FLOWS
THE YEAR ENDED DECEMBER 31, 2000 AND THE PERIOD
FROM JULY 15, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 1999
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Period from
                                                                                                    July 15 (Date of
                                                                                                       Inception)
                                                                                                        through
                                                                                                      December 31,
                                                                                         2000             1999
                                                                                     ------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                $  1,244,692   $  (2,436,771)
    Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
        Depreciation and amortization                                                   3,571,220       1,541,516
        Provision for doubtful accounts                                                   107,505          55,367
        Amortization of bond issuance costs and bond discount                             795,268         341,536
        Loss on sale of assets                                                            122,207          67,659
    Changes in operating assets and liabilities:
        Receivables                                                                       (66,046)       (147,305)
        Inventory                                                                         (13,770)        (26,869)
        Prepaid expenses and other assets                                                 (10,941)       (581,928)
        Accounts payable                                                                  233,668         466,889
        Accrued expenses                                                               (1,032,749)      3,194,760
                                                                                      ------------   -------------
          Net cash provided by operating activities                                     4,951,054       2,474,854
                                                                                      ------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment                                           23,331          54,900
    Purchase of property and equipment                                                 (2,432,446)       (666,192)
    Acquisition, net of cash acquired                                                           0     (68,000,000)
                                                                                      ------------   -------------
          Net cash used by investing activities                                        (2,409,115)    (68,611,292)
                                                                                      ------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from senior secured notes                                                          0      70,181,189
    Bond issuance costs                                                                  (181,008)     (4,839,839)
    Proceeds from issuance of common members' interest                                          0       9,000,000
    Member distributions                                                               (1,917,551)       (286,170)
                                                                                      ------------   -------------
          Net cash provided (used) by financing activities                             (2,098,559)     74,055,180
                                                                                      ------------   -------------
NET INCREASE IN CASH                                                                      443,380       7,918,742

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                                                 7,918,742               0
                                                                                     -------------  -------------
CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                                                    $  8,362,122   $   7,918,742
                                                                                     ============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for interest                                         $  8,697,500   $   4,034,673

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
    Issuance of preferred members' interest, redeemable (Notes 1 and 10)             $          0   $   7,000,000

 See notes to financial statements.

PENINSULA GAMING COMPANY, LLC


NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.  ORGANIZATION, BUSINESS PURPOSE AND BASIS OF PRESENTATION

Peninsula Gaming Company, LLC (the "Company") is a wholly-owned subsidiary of Peninsula Gaming Partners, LLC ("PGP"). The Company is a Delaware limited liability company formed on January 26, 1999 for the purpose of purchasing assets comprising the Diamond Jo Casino and related real property.

The common membership interests of the Company are wholly-owned by PGP. The Company and PGP completed the sale of $71,000,000 of 12 1/4% Senior Secured Notes due 2006 and $3,000,000 in convertible preferred membership interests, respectively, during July 1999. Concurrently with the sale of the securities, the Company received a $9.0 million capital contribution from PGP ($6.0 million of which was contributed to the capital of PGP by common members of PGP and $3.0 million of which was contributed to the capital of PGP through the sale of convertible preferred membership interests of PGP as previously described). The proceeds for the above transactions were used to complete the purchase of certain assets comprising the Diamond Jo casino and related real property. On July 15, 1999, the Company acquired substantially all of the assets of Greater Dubuque Riverboat Entertainment Company, L.C. ("GDREC") and Harbor Community Investment, L.C. ("HCI") for $77,000,000. The purchase price was $70.0 million cash ($68.0 million net of casino cash acquired of $2.0 million) and $7.0 million in redeemable preferred membership interests (see Note 10). For financial statement purposes the acquisition was accounted for as a purchase and, accordingly, included in the Company's results since the date of the acquisition. The purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values on the date of the acquisition, as follows (in thousands):

          Property and equipment                      $  19,300
          Current assets, other than cash                    78
          Goodwill and other intangibles                 56,559
                                                      ----------
          Total assets                                   75,937
          Liabilities                                      (937)
                                                      ----------
          Total Purchase Price                        $  75,000
                                                      ==========

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Concentration of Risks - The Company's management estimates that regular customers are concentrated within 100 miles of the facility representing approximately 95% of the Company's customer base at December 31, 2000. The remaining 5% includes groups, tourists and highway travelers that live beyond 100 miles.

Cash and Cash Equivalents - The Company considers all cash on hand and in banks, certificates of deposit and other highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Allowance for Doubtful Accounts - The allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. The provision for doubtful accounts of $107,505 and $55,367 were recorded for the year ended December 31, 2000 and the period July 15, 1999 (date of inception) through December 31, 1999 respectively.

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

Casino Revenue - Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses.

Promotional Allowances - Food, beverage, and other items furnished without charge to customers are included in gross revenues at a value which approximates retail and then deducted as promotional allowances to arrive at net revenues. The cost of such complimentary services have been included as casino expenses on the accompanying statements of operations. Such estimated costs of providing complimentary services allocated from the food and beverage and other operating departments to the casino department for the year ended December 31, 2000 were $529,133 and $12,632 for food and beverage and other, respectively, and for the period July 15, 1999 (date of inception) through December 31, 1999 were $294,553 and $13,481, respectively.

Advertising - The Company's policy is to expense all advertising costs as incurred.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Recent Accounting Pronouncements - In June 1998, the FASB issued a new statement, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), effective for fiscal years beginning after June 15, 2000. SFAS 133 requires, among other things, that derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives may, depending on circumstances, be recognized in earnings or deferred as a component of members' equity until a hedged transaction occurs. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." Under the new effective date, the Company currently expects to adopt FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," in year 2001. The Company has evaluated the effect of adopting this Statement and has determined that the effects of adoption will not be material to its results of operation or its financial position.

In 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. The Company has reviewed its revenue recognition policies and has determined that they comply with the principles as set forth in SAB 101. Accordingly, the adoption of SAB 101 will have no effect on the Company's financial position or net income.

Reporting on the Costs of Start-up Activities - In April 1998, the American Institute of Certified Public Accountants issued the Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that costs of start-up activities and organization costs be expensed as incurred and was effective for the Company in 1999. The Company expensed $3,134,095 of organizational costs relating to the acquisition during the period July 15, 1999 (date of inception) through December 31, 1999.

3.  PROPERTY AND EQUIPMENT

Property and equipment at December 31 are summarized as follows:

                                                      2000           1999
                                                 -------------  --------------

     Land                                        $    800,000    $    800,000
     Building and portside improvement              6,222,895       5,781,495
     Riverboats and improvements                    8,176,780       7,778,823
     Furniture, fixtures and equipment              5,531,903       4,413,878
     Computer equipment                               387,532         198,111
     Vehicles                                          72,181          72,181
     Equipment held under capital lease
       obligations                                    704,527         704,527
                                                  ------------    ------------
     Subtotal                                      21,895,818      19,749,015
     Accumulated depreciation                      (2,815,949)       (798,821)
                                                  ------------    ------------
     Property and equipment, net                  $19,079,869     $18,950,194
                                                  ============    ============


4.  SENIOR SECURED NOTES

Senior Secured Notes at December 31 are as follows:

                                                      2000            1999
                                                  ------------    ------------
     Senior Secured Notes                         $71,000,000     $71,000,000
     Less:  unamortized discount                     (711,481)       (796,220)
                                                  ------------    ------------
     Senior Secured Notes, net                    $70,288,519     $70,203,780
                                                  ============    ============


On July 15, 1999, the Company issued $71 million of Series A 12.25% Senior Secured Notes due July 1, 2006. On March 15, 2000, the Company consummated a registered exchange offer, pursuant to which all of the issued and outstanding Series A Notes were exchanged for Series B 12.25% Senior Secured Notes (the "Notes") due July 1, 2006. Interest on the Notes is payable semiannually on July 1 and January 1 of each year, commencing on January 1, 2000. The Notes are collateralized by certain cash accounts and substantially all property and equipment. The Notes contain various restrictive covenants, which, among others, restrict the Company from paying certain dividends and making restricted investments. The Company was in compliance with such covenants for the years ended December 31, 2000 and 1999.

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

                     Year              Percentage
                     ----              ----------
                     2003                108.00%
                     2004                105.33
                     2005                102.67

Notwithstanding the foregoing, at any time or from time to time prior to July 1, 2002, the Company may redeem, at their option, up to 35% of the aggregate principal amount of the Notes then outstanding at a redemption price of 112.25% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, through the applicable date of redemption, with the net cash proceeds of one or more equity offerings; provided, that such redemption shall occur within 60 days of the date of closing of such equity offering and at least 65% of the aggregate principal amount of Notes issued on or after the issue date remains outstanding immediately after giving effect to each such redemption. The restrictions on the optional redemption contained in the Notes do not limit the Company's right to separately make open market, privately negotiated or other purchases of the Notes from time to time.


5.  CAPITAL LEASE OBLIGATION

Capital lease obligations at December 31 are as follows:
                                                                                         2000       1999
         Liability under capital leases, due in monthly installments of $21,536       ---------  ---------
         for 24 months and $1,006 for one month, including interest at a fixed rate of 9%.  Final payment is due 25 months after the initial payment is made.  Payments are anticipated to begin in July 2001 after final acceptance of the system.  The leases are collateralized by equipment with a net book value of $499,040 and $639,869 at December 31, 2000
         and 1999, respectively.                                                      $475,781   $475,781
         Less current portion                                                         (113,552)  (151,331)
                                                                                      ---------  ---------
                                                                                      $362,229   $324,450
                                                                                      =========  =========

Future  minimum lease  payments under capital lease for the years ended December 31 are as follows:

         2001                                                           $129,216
         2002                                                            258,432
         2003                                                            130,222
                                                                        ---------
         Total minimum lease payments                                    517,870
         Less amounts representing interest                              (42,089)
                                                                        ---------
         Present value of future minimum lease payments                  475,781
         Less current portion                                           (113,552)
                                                                        ---------
         Long-term capital lease obligation                             $362,229
                                                                        =========


6.  EMPLOYEE BENEFIT PLAN

The Company started a qualified defined contribution plan under section 401(k) of the Internal Revenue Code during December 1999. Under the plan, eligible employees may elect to defer up to 15% of their salary, subject to Internal Revenue Service limits. The Company may make a matching contribution to each participant based upon a percentage set by the Company, prior to the end of each plan year. Company matching contributions to the plan were $212,766 and $15,632 for the year ended December 31, 2000 and for the period July 15, 1999 (date of inception) to December 31, 1999, respectively.

7. LEASING ARRANGEMENTS

The Company leases various equipment under noncancelable operating leases. The leases require fixed monthly payments to be made ranging from $523 to $3,913 and certain other gaming machines and tables require contingent monthly rental payments based on usage of the equipment. The leases expire on various dates in 2001, 2002 and 2004. Rent expense for the year ended December 31, 2000 and the period July 15, 1999 (date of inception) to December 31, 1999 were $873,949 and $448,041, respectively.

The future minimum rental payments required under these leases for the years ended December 31 are summarized as follows:


              2001                           $103,011
              2002                             27,061
              2003                              6,276
              2004                                523
                                             --------
                                             $136,871
                                             ========

8.  UNINSURED CASH BALANCES

The Company maintains deposit accounts at a local bank. At December 31, 2000 and 1999 and various times during the periods then ended, the balance at the bank exceeded the maximum amount insured by the FDIC. Management believes any credit risk related to the uninsured balance is minimal.


9.  OMMITMENTS AND CONTINGENCIES

The Company is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the Company.


10.  PREFERRED MEMBERS' INTEREST--REDEEMABLE

On July 15, 1999, the Company authorized and issued $7.0 million of preferred membership units. The holders of all of the Company's preferred membership interests are entitled to receive, subject to certain restrictions contained in the indenture governing the notes, out of funds legally available therefor, cumulative preferred distributions payable semiannually at an annual rate of 9% of the original face amount thereof. Distributions for the year ended December 31, 2000 and the period July 15, 1999 (date of inception) through December 31, 1999 were $630,000 and $288,750, respectively. Other than certain limited consent rights and as required by law, holders of the Company's preferred membership interests have no voting rights.

Subject to certain limitations contained in the indenture governing the notes, to the extent not used for any indemnification obligations of the holders under the acquisition agreements, the Company must redeem $3.0 million in original face amount of its preferred membership interests on January 15, 2001 at a redemption price of $3.0 million, plus any accrued and unpaid preferred distributions through the date of redemption. Certain managers of PGP, who collectively have the ability of control have guaranteed the Company's obligation to redeem up to $3.0 million of such preferred membership interests, plus any accrued and unpaid preferred distributions through the date of redemption. The balance of preferred membership interests not required to be redeemed by the Company on January 15, 2001 must be redeemed by the Company 90 days after the seventh anniversary of the closing date of the acquisition at a redemption price of $4.0 million, plus any accrued and unpaid preferred distributions through the date of redemption. The $3.0 million preferred membership interests due January 15, 2001, were redeemed on January 19, 2001, plus a portion of accrued and unpaid interest thereon of $170,000 (the balance of which, in an amount equal to $145,000, has agreed to be paid by the Company at such time that such payment is permitted to be made pursuant to the Company's existing financing arrangements, but in no event later than January 15, 2003).


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

The Company entered into a contract (the "Operating Agreement") with the Association relating to the operation of an excursion gambling riverboat for excursion seasons through December 31, 2008, under gambling licenses held jointly.

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

     o 8% of the total combined gaming revenues of $30,000,000, but less than $42,000,000, plus

     o 8% of total combined gaming revenues between $42,000,000 and $46,000,000 during any period for which no excursion boat gambling or land based gambling operation is carried on from a Wisconsin or Illinois gambling operation in Grant County, Wisconsin, or Joe Davies County, Illinois.

Gaming revenues under this contract means adjusted gross receipts, less gaming taxes.

Gaming revenues for the twelve month period ended December 31, 2000 and 1999 for the Association were $25,912,357 and $25,074,718 respectively, which are higher than the previously described thresholds, therefore, no payments have been made to the Association for the periods ended December 31, 2000 and 1999 under the Operating Agreement.

Commencing April 1, 2000, and continuing thereafter, the Company has paid the Association the sum of $.50 for each patron admitted on the boat, which, based upon recent annual attendance, would approximate $500,000 annually. For the year ended December 31, 2000 this amount equaled $405,000.

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

13.  TRANSACTIONS WITH RELATED PARTIES

During the year ended December 31, 2000, expenses related to interim management consulting services of approximately $37,500 were paid to an affiliate of a board member of the Company following the resignation in the previous year of the Company's former Chief Operating Officer. In addition, the Company paid approximately $1,917,551 during such period to Peninsula Gaming Partners primarily in respect of (i) certain consulting and financial advisory services relating to the business operations of the Company, (ii) board fees and expenses paid to the members of the board of managers of Peninsula Gaming Partners and
(iii) tax, accounting, legal and administrative costs and expenses of Peninsula Gaming Partners relating to the business operations of the Company.

During the period ended December 31, 1999, in connection with the sale of the Notes and the purchase of certain assets comprising the Diamond Jo Casino (Note
1), approximately $750,000 of expenses related to organizational and bond issuance costs were reimbursed to various related parties for expenses incurred on behalf of the Company. In addition, during such period, (i) consulting expenses of $90,000 were paid to a unit holder for services related to the bond issuance, (ii) underwriting expenses of $2,900,000 were paid to Jefferies &
Company, Inc., in which the Company's CEO is a managing director in the Corporate Finance department, and were included in organizational costs and bond issuance costs and (iii) the Company paid approximately $286,170 to Peninsula Gaming Partners, LLC, the Company's parent and sole member, in connection with certain consulting services provided to Peninsula Gaming Partners by Riviera Gaming Management and Mr. Michael Luzich relating to the business operations of the Company and with related organizational and administrative costs and expenses of Peninsula Gaming Partners.

                                    * * * * *

INDEPENDENT AUDITORS' REPORT

To the Members of
Greater Dubuque Riverboat Entertainment Company, L.C.
  and Harbor Community Investment, L.C.
Dubuque, Iowa

We have audited the accompanying combined statements of income, changes in members' equity, and cash flows of Greater Dubuque Riverboat Entertainment
Company, L.C. and Harbor Community Investment, L.C., both of which are under common ownership and management, for the period from January 1, 1999 to July 14, 1999 and the year ended December 31, 1998. These financial statements are the responsibility of the companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Greater Dubuque Riverboat Entertainment Company, L.C. and Harbor Community Investment, L.C for the period from January 1, 1999 to July 14, 1999 and for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Cedar Rapids, Iowa
February 25, 2000

GREATER DUBUQUE RIVERBOAT ENTERTAINMENT COMPANY,  L.C.
AND HARBOR COMMUNITY INVESTMENT, L.C.

COMBINED STATEMENTS OF  OPERATIONS
PERIOD FROM JANUARY 1, 1999 THROUGH JULY 14, 1999
AND THE YEAR ENDED DECEMBER 31, 1998

                                                  PERIOD
                                                   FROM
                                                JANUARY 1,
                                                  THROUGH
                                                 JULY 14,
                                                   1999              1998
                                             --------------      ------------

REVENUES:
  Casino                                     $ 23,763,442     $  44,166,688
  Food and beverage                             1,408,046         2,468,526
  Other                                           121,360           290,388
  Less - promotional allowances                  (565,208)       (1,076,116)
                                             --------------   --------------
        Net revenues                           24,727,640        45,849,486
                                             --------------   --------------


EXPENSES:
  Casino                                        9,797,175        17,819,022
  Food and beverage                             1,408,009         2,298,631
  Boat operations                               1,054,539         2,056,377
  Other                                            20,713            53,643
  Selling, general and administrative           4,121,942         7,515,115
  Depreciation and amortization                 1,156,822         1,894,763
  Sale of business expenses (Note 7)            1,566,761           716,655
  Ownership litigation (Note 5)                   304,742           211,388
                                             --------------   --------------
        Total expenses                         19,430,703        32,565,594
                                             --------------   --------------

INCOME FROM OPERATIONS                          5,296,937        13,283,892
                                             --------------   --------------

OTHER INCOME (EXPENSE):
  Interest income                                  76,119           141,967
  Interest expense                               (331,101)       (1,142,122)
  Loss on sale of assets                          (97,750)          (73,726)
                                             --------------   --------------
        Total other expense                      (352,732)       (1,073,881)
                                             --------------   --------------

NET INCOME                                   $  4,944,205     $  12,210,011
                                             ==============   ==============

GREATER DUBUQUE RIVERBOAT ENTERTAINMENT COMPANY, L.C.
AND HARBOR COMMUNITY INVESTMENT, L.C.



COMBINED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
PERIOD FROM JANUARY 1, 1999 THROUGH JULY 14, 1999
AND THE YEAR ENDED DECEMBER 31, 1998
----------------------------------------------------------------------------------------------------------------------------
                                                                           Unrealized Gain
                                                                             on Investments
                                                                               Available        Retained      Total Members'
                                          Member Units     Member Interest      for Sale        Earnings          Equity
                                          ------------     ---------------  ---------------    ----------     --------------

BALANCE, JANUARY 1, 1998                         112          $4,100,000                       $ 7,412,962      $11,512,962
  Net income                                                                                    12,210,011       12,210,011
  Member distributions                                                                          (7,027,473)      (7,027,473)
  Unrealized gain on securities
     available for sale                                                         $  1,508                              1,508
                                           ----------         ----------        ---------       -----------     ------------
BALANCE, DECEMBER 31, 1998                       112           4,100,000           1,508        12,595,500       16,697,008
  Net income                                                                                     4,944,205        4,944,205
  Member distributions                                                                          (5,258,468)      (5,258,468)
  Change in unrealized gain on
     securities available for sale                                                (1,508)                            (1,508)
                                           ----------         ----------        ---------      ------------     ------------
BALANCE, JULY 14, 1999                           112          $4,100,000        $    --        $12,281,237      $16,381,237
                                           ==========         ==========        =========      ============     ============

See notes to combined financial statements.

GREATER DUBUQUE RIVERBOAT ENTERTAINMENT COMPANY, L.C.
AND HARBOR COMMUNITY INVESTMENT, L.C.


COMBINED STATEMENTS OF CASH FLOWS
PERIOD FROM JANUARY 1, 1999 THROUGH JULY 14, 1999 AND THE YEAR ENDED DECEMBER 31, 1998
-----------------------------------------------------------------------------------------------------------------------------
                                                                                PERIOD FROM
                                                                                 JANUARY 1,
                                                                                  THROUGH
                                                                                  JULY 14,
                                                                                    1999                1998
                                                                                -------------     ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $   4,944,205      $ 12,210,011
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                 1,156,822         1,894,763
      Loss on sale of assets                                                           97,750            73,726
    Changes in assets and liabilities:
      Accounts receivable                                                             (72,927)           74,548
      Inventory                                                                         7,298            (2,638)
      Prepaid expenses                                                                 89,926           (36,193)
      Other assets                                                                                       (7,483)
      Accounts payable                                                               (408,484)          171,463
      Accrued expenses                                                                319,126           259,595
                                                                                --------------     ---------------
           Net cash provided by operating activities                                6,133,716        14,637,792
                                                                                --------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment                                         35,455           107,510
  Purchase of property and equipment                                                 (467,955)       (1,392,968)
  Proceeds from sale of available for sale securities                                 512,000
  Purchase of securities available for sale                                                            (507,855)
                                                                                --------------     ---------------
           Net cash provided (used) by investing activities                            79,500        (1,793,313)
                                                                                --------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term liabilities                                                (3,018,921)       (5,753,666)
  Payments for debt refinancing costs                                                                   (25,000)
  Member distributions                                                             (5,258,468)       (7,027,473)
                                                                                --------------     ---------------
           Net cash used by financing activities                                   (8,277,389)      (12,806,139)
                                                                                --------------     ---------------

NET INCREASE (DECREASE) IN CASH                                                    (2,064,173)           38,340

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      5,820,717         5,782,377
                                                                                --------------     ---------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $   3,756,544      $  5,820,717
                                                                                ==============     ===============

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION - Cash paid during the                                       $365,587        $1,148,868
     year for interest

SUPPLEMENTAL DISCLOSURES OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
    Unrealized gain on sale of securities available for sale                                              1,508
    Change in unrealized gain on securities available for sale                          1,508
    Capital lease obligation incurred to acquire equipment                                              475,780

See notes to combined financial statements.

GREATER DUBUQUE RIVERBOAT ENTERTAINMENT COMPANY, L.C.
AND HARBOR COMMUNITY INVESTMENT, L.C.

NOTES TO COMBINED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

Casino Revenue - Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses.

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

                                           Period from
                                            January 1,
                                             through
                                          July 14, 1999       1998
                                         --------------     --------

          Food and beverage                  $286,835       $531,944
          Other                                 8,411         14,264


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


3. EMPLOYEE BENEFIT PLAN

The Company started a qualified defined contribution plan under section 401(k) of the Internal Revenue Code during 1996. Under the plan, eligible employees may elect to defer up to 15% of their salary, subject to Internal Revenue Service limits. The Company may make a matching contribution to each participant based upon a percentage set by the Company, prior to the end of each plan year. Company matching contributions to the plan for the period from January 1, 1999 through July 14, 1999 were $127,535. Company matching contributions to the plan were $240,459 for the year ended December 31, 1998.


4.  LEASING ARRANGEMENTS

The Company leases various equipment under noncancelable operating leases. The equipment leases require fixed monthly payments to be made ranging from $351 to $4,155 and certain other gaming machines and tables require contingent monthly rental payments based on usage of the equipment. The leases expire on various dates in 1999 and 2000. Rent expense for the period from January 1, 1999 through July 14, 1999 was $747,493, including contingent rentals of $613,673. Rent expense was $403,148 for the year ended December 31, 1998, including contingent rentals of $226,374.

The future minimum rental payments required under these leases during the years ended December 31 are summarized as follows:


                 1999                                  $21,590
                 2000                                    5,478
                 2001                                      415
                 2002                                      415
                 2003                                      415
                 Thereafter                              3,735
                                                       -------
                                                       $32,048
                                                       =======


5.  COMMITMENTS AND CONTINGENCIES

A lawsuit has also been filed by one of the three original "active" unit-holders (see Note 6) regarding a number of claims, some of which have been narrowed by the court. The primary claim is in regards to quantum merit for the value of the services rendered to the Company. The court has narrowed that claim to those services rendered up to and including the licensure of the Company in the Spring of 1993. An estimate of potential liability, if any, as a result of the lawsuit was not possible as of the date of this report.

The Company has incurred various legal expenses relating to this lawsuit of $304,742 for the period from January 1, 1999 through July 14, 1999. Legal expenses related to this lawsuit for the year ended December 31, 1998 were $211,388.

The Company is involved in various other legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect upon the financial position of the Company.


6.  MEMBERS EQUITY

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


7.  SALE OF BUSINESS

During 1997, the Company's ownership made a decision to pursue the sale of Greater Dubuque Riverboat and Harbor Community. The sales process has resulted in the Company incurring various expenses related to a valuation of the business, retaining the services of an investment banker, environmental and market studies, legal and travel.

Sale of business expenses for the period from January 1, 1999 through July 14, 1999 were $1,566,761. Sale of business expenses were $716,655 for the year ended December 31, 1998. See Note 1 regarding the sale of the business.


8.  DUBUQUE RACING ASSOCIATION, LTD. CONTRACT

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

     2. Under the terms of the Operating Agreement, the Association shall receive the greater of the Association's gaming revenues from the greyhound park for the period, or a percentage of the total combined gaming revenues of the Association's from the greyhound park and the Greater Dubuque Riverboat Entertainment Company, L.C., as follows:

          a. 32% of the first $30,000,000 of total combined gaming revenues, plus

          b. 8% of the total combined gaming revenues over $30,000,000, but less than $42,000,000, plus

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

         Gaming revenues for the Association were $13,320,489 for the period from January 1, 1999 through July 14, 1999 and $22,362,156 for the year ended December 31, 1998, therefore payments made to the Association for the period from January 1, 1999 through July 14, 1999 and the year ended December 31, 1998 under the Operating Agreement were $0.

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