Form 10-Q
period 2001-03-31
PENINSULA GAMING CO LLC; PENINSULA GAMING CORP
filed 2001-05-15
CIK 1095997, 1096051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________________________ to
__________________________


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [ ]

     All of the common equity interests of Peninsula Gaming Company, LLC (The "Company") are held by Peninsula Gaming Partners, LLC, and all of the common stock of Peninsula Gaming Corp. is held by Peninsula Gaming Company, LLC.

                          PENINSULA GAMING COMPANY, LLC
                               INDEX TO FORM 10-Q


Part I - Financial Information


         Item 1 - Financial Statements

          Peninsula Gaming Company, LLC:
            Balance Sheets (Unaudited) as of March 31, 2001 and December 31, 2000......................3
            Statements of Operations (Unaudited) for the Three Months Ended March 31,
              2001 and 2000 ...........................................................................4
            Statements of Cash Flows (Unaudited) for the Three Months Ended March 31,
              2001 and 2000............................................................................5
            Notes to Financial Statements (Unaudited)..................................................6


          Item 2 - Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................................................7


          Item 3 - Quantitative and Qualitative Disclosures About Market Risk.........................10


Part II - Other Information...........................................................................11


Signatures............................................................................................13

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                PENINSULA GAMING COMPANY, LLC
                                  BALANCE SHEETS (UNAUDITED)

                                                                 March 31,     December 31,
                                                                   2001            2000
                                                               -------------   ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                   $  7,417,882    $  8,362,122
   Accounts receivable, less allowance for doubtful accounts
        of $49,711 and $43,104, respectively                         87,176          74,159
   Inventory                                                         98,062         113,583
   Prepaid expenses                                                 364,052         584,195
                                                               ------------    ------------
                  Total current assets                            7,967,172       9,134,059
                                                               ------------    ------------

PROPERTY AND EQUIPMENT, NET                                      19,343,327      19,079,869
                                                               ------------    ------------

OTHER ASSETS:
   Deposits                                                          29,571          84,973
   Bond issuance costs, net of amortization
        of $1,209,536 and $1,029,474, respectively                4,266,288       3,991,373
   Goodwill and other intangible assets, net of amortization
        of $2,415,560 and $2,062,064, respectively               54,143,920      54,497,416
                                                               ------------    ------------
                  Total other assets                             58,439,779      58,573,762
                                                               ------------    ------------

TOTAL                                                          $ 85,750,278    $ 86,787,690
                                                               ============    ============

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                            $    484,812    $    710,537
   Accrued payroll and payroll taxes                              1,327,417         999,659
   Other accrued expenses                                         3,694,837       1,708,994
   Current maturities of capital lease obligations                  113,552         113,552
                                                               ------------    ------------
                  Total current liabilities                       5,620,618       3,532,742
                                                               ------------    ------------

LONG-TERM LIABILITIES:
   Senior secured notes, net of discount                         70,311,403      70,288,519
   Capital lease obligations, net of current maturities             362,229         362,229
                                                               ------------    ------------
                  Total long-term liabilities                    70,673,632      70,650,748
                                                               ------------    ------------
                  Total liabilities                              76,294,250      74,183,490
                                                               ------------    ------------

COMMITMENTS AND CONTINGENCIES

PREFERRED MEMBERS' INTEREST, REDEEMABLE                           4,000,000       7,000,000

MEMBERS' EQUITY:
   Common members' interest                                       9,000,000       9,000,000
   Accumulated deficit                                           (3,543,972)     (3,395,800)
                                                               ------------    ------------
                  Total members' equity                           5,456,028       5,604,200
                                                               ------------    ------------

TOTAL                                                          $ 85,750,278    $ 86,787,690
                                                               ============    ============

See notes to financial statements (unaudited).

                          PENINSULA GAMING COMPANY, LLC
                      STATEMENTS OF OPERATIONS (UNAUDITED)






                                         Three Months    Three Months
                                             Ended           Ended
                                           March 31,        March 31,
                                             2001             2000
                                         -------------   ------------
REVENUES:
   Casino                                $ 11,160,186    $ 10,848,157
   Food and beverage                          607,534         631,108
   Other                                       28,096          36,268
   Less promotional allowances               (539,015)       (558,018)
                                         ------------    ------------
                  Total net revenues       11,256,801      10,957,515
                                         ------------    ------------

EXPENSES:
   Casino                                   4,973,326       4,565,324
   Food and beverage                          679,320         696,098
   Boat operations                            554,172         551,701
   Other                                        4,217           7,883
   Selling, general and administrative      1,372,443       1,477,744
   Depreciation and amortization              954,206         862,006
                                         ------------    ------------
                  Total expenses            8,537,684       8,160,756
                                         ------------    ------------

INCOME FROM OPERATIONS                      2,719,117       2,796,759
                                         ------------    ------------

OTHER INCOME (EXPENSE):
   Interest income                             52,743          80,224
   Interest expense                        (2,379,821)     (2,381,555)
   Gain (loss) on sale of assets                1,000          (6,387)
                                         ------------    ------------
                  Total other expense      (2,326,078)     (2,307,718)
                                         ------------    ------------

NET INCOME BEFORE PREFERRED MEMBER
     DISTRIBUTIONS                            393,039         489,041

LESS PREFERRED MEMBER DISTRIBUTIONS          (103,969)       (157,500)
                                         ------------    ------------

NET INCOME TO COMMON MEMBERS' INTEREST   $    289,070    $    331,541
                                         ============    ============

See notes to financial statements (unaudited).

                                 PENINSULA GAMING COMPANY, LLC
                              STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                  Three Months    Three Months
                                                                      Ended           Ended
                                                                    March 31,        March 31,
                                                                      2001             2000
                                                                  -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                   $    289,070    $    331,541
     Adjustments to reconcile net income to net cash flows
      provided by operating activities:
          Depreciation and amortization                                954,206         862,006
          Provision for doubtful accounts                               31,255          26,205
          Amortization of bond issuance costs and bond discount        202,946         192,980
          Gain or loss on sale of assets                                (1,000)          6,387
     Changes in operating assets and liabilities:
          Receivables                                                  (44,272)        (33,619)
          Inventory                                                     15,521          15,002
          Prepaid expenses and other assets                            275,545         148,053
          Accounts payable                                            (225,725)       (123,758)
          Accrued expenses                                           2,313,600       1,730,963
                                                                  ------------    ------------
              Net cash provided by operating activities              3,811,146       3,155,760

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of property and equipment                          (863,167)       (288,981)
                                                                  ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Deferred financing costs                                    (454,977)              0
          Preferred members' interest redeemed                      (3,000,000)              0
          Member distributions                                        (437,242)       (442,150)
                                                                  ------------    ------------
              Net cash used by financing activities                 (3,892,219)       (442,150)
                                                                  ------------    ------------

NET INCREASE (DECREASE) IN CASH                                       (944,240)      2,424,629

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     8,362,122       7,918,742
                                                                  ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $  7,417,882    $ 10,343,371
                                                                  ============    ============

See notes to financial statements (unaudited).

                          PENINSULA GAMING COMPANY, LLC
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1. Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring entries unless otherwise disclosed, necessary to present fairly the financial information of Peninsula Gaming Company, LLC (the "Company") for the interim periods presented and have been prepared in accordance with accounting principles generally accepted in the United States of America. The interim results reflected in the financial statements are not necessarily indicative of results for the full year or other periods.

The financial statements contained herein should be read in conjunction with the audited financial statements and accompanying notes to the financial statements included in the Company's Annual Report on Form 10-K for the period ended December 31, 2000. Accordingly, footnote disclosure which would substantially duplicate the disclosure in the audited financial statements has been omitted in the accompanying unaudited financial statements.

2. Commitments and Contingencies

The Company is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect on the financial position of the Company.

3. Line of Credit

On March 12, 2001, the Company entered into a Loan and Security Agreement (the "Senior Credit Facility") with Foothill Capital Corporation providing for commitments of up to $10.0 million which mature in 2005. The outstanding loans will bear interest at a rate equal to (a) the LIBOR rate plus 3.00% with respect to LIBOR rate loans and (b) the base rate plus 0.75% with respect to base rate loans, provided that the outstanding obligations shall not at any time bear interest at a rate per annum less than 8.50%. Indebtedness under the Senior Credit Facility is secured by all of the Company's assets that also secure its obligations under the Company's 12 1/4% Senior Secured Notes due 2006 (the "Senior Secured Notes"). The Senior Credit Facility contains a number of restrictive covenants and agreements similar to (and in certain cases more restrictive than) those contained in the indenture governing the Senior Secured Notes, including a minimum EBITDA requirement of at least $10.0 million as of the end of each fiscal quarter (calculated based upon the immediately preceding 12 month period), and certain events of default customary for senior secured facilities of this type. For purposes of the Senior Credit Facility, EBITDA is defined as consolidated net earnings (or loss), minus extraordinary gains, plus interest expense, income taxes, and depreciation and amortization for that period. At March 31, 2001, the Company had no borrowings under the Senior Credit Facility.

4. New Accounting Pronouncements

During the year ended December 31, 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board issued EITF 00-22 "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future" to be effective for all financial statements issued after February 15, 2001. The Company adopted EITF 00-22 during the three month period ended March 31, 2001. This EITF requires, among other things, that the expected future costs associated with loyalty programs and promotions that are earned by customers during the reporting period are to be accrued in the same period with the related costs included as an offset to revenues. Such costs were $319,727 and $325,176 for the three month periods ended March 31, 2001 and 2000, respectively. Costs for the three month period ended March 31, 2000 have been reclassified from casino expense to promotional allowances in the Statements of Operations to conform with the current year presentation. Adoption of EITF 00-22 had no effect on the net income to Common Members' Interest for the periods presented.

5. Reclassifications

Certain prior year information has been reclassified to conform with the current year's presentation.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the combined financial statements and the related notes thereto appearing elsewhere in this report. Some statements contained in the management's discussion and analysis of financial condition and results of operations constitute "forward-looking statements" within the meaning of the litigation reform act, which involve risks and uncertainties, including the risks and uncertainties discussed below, as well as other risks set forth in our annual report on Form 10-K for the year ended december 31, 2000. Should these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our future performance and actual results of operations may differ materially from those expected or intended.

Selected Financial Data
-----------------------

Statement of Operations Data
                                                THREE MONTHS ENDED MARCH 31
                                                  2001            2000(1)
                                                  ----            ----

    Revenues:
      Casino                                   $ 11,160,186    $ 10,848,157
      Food and beverage                             607,534         631,108
      Other                                          28,096          36,268
      Less promotional allowances                  (539,015)       (558,018)
                                               ------------    ------------

      Net revenues                               11,256,801      10,957,515
                                               ------------    ------------

    Expenses:
      Casino                                      4,973,326       4,565,324
      Food and beverage                             679,230         696,098
      Boat operations                               554,172         551,701
      Other                                           4,217           7,883
      Selling, general and administrative         1,372,443       1,477,744
      Depreciation and amortization                 954,206         862,006
                                               ------------    ------------

      Total expenses                              8,537,684       8,160,756
                                               ------------    ------------

    Income from operations                     $  2,719,117    $  2,796,759

-----------
(1) Certain information for 2000 has been reclassified to conform with the presentation of the three month period ended March 31, 2001.

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

     For the three months ended March 31, 2001 and 2000, Dubuque was a two-casino market consisting of the Diamond Jo and the Greyhound Park. Casino gaming win in the Dubuque market increased 5.3% to $20.2 million for the three months ended March 31, 2001 from $19.2 million for the three months ended March 31, 2000. We believe this increase was primarily due to targeted players club promotions and a continued focus on maintenance of our slot mix and the slot mix at the Greyhound Park. Admissions to the casinos in the Dubuque market decreased 5.1% to 427,146 for the three months ended March 31, 2001 from 449,917 for the three months ended March 31, 2000. We believe this decrease is primarily attributable to unusually bad weather during the first two months of fiscal year 2001 compared to the same period in fiscal year 2000 and one less gaming day during the three months ended March 31, 2001 compared to the three months ended March 31, 2000. For the three months ended March 31, 2001, our share of the Dubuque market casino admissions decreased to 53.5% from 55.1% for the three months ended March 31, 2000. This decrease was primarily attributed to the decrease in our group passengers and an increase in banquet passengers at the Greyhound Park during the same period as a result of their new banquet facility. Consistent with the decrease in our share of casino admissions, our share of the Dubuque market casino gaming win decreased to 55.4% for the three months ended March 31, 2001 from 56.7% for the three months ended March 31, 2000. This decrease is attributed to a decrease in our table game revenue of $562,000, resulting from a 16.2% decrease in our table game hold percentage as well as the elimination of live poker games. If our table game hold percentage during such period had remained constant as compared to the prior year, our share of the Dubuque market casino gaming win would have only decreased to 56.0% for the three months ended March 31, 2001.

     Net revenues increased 2.7% to $11.3 million for the three months ended March 31, 2001 from $11.0 million for the three months ended March 31, 2000 due to an increase in our slot revenue of 10.1%, or $874,000 for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. This increase was a result of an increased marketing focus on the addition of new players club members as well as on targeting players club promotions toward specific market segments. This increase was offset by a decrease in table games revenue of $562,000. This decrease was a direct result of a 16.2% decrease in our table game hold percentage (which, for the prior period, was higher than historical averages) and the elimination of live poker games. Our admissions for the three months ended March 31, 2001 decreased 7.8% to 228,563 from 247,906 for the three months ended March 31, 2000. We believe this decrease is primarily due to unusually bad weather during the first two months of fiscal year 2001 compared to the same period in fiscal year 2000, one less gaming day during the three months ended March 31, 2001 compared to the three months ended March 31, 2000 and a decrease in our bus group and banquet passengers of 2,007 for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. For the three months ended March 31, 2001 our win per admission increased 11.6% to $48.83 from $43.76 for the three months ended March 31, 2000. The number of gaming positions at March 31, 2001 was 868 compared to 921 at March 31, 2000. This decrease was due to the elimination of five live poker games. Consistent with an increase in net revenue, our win per gaming position increased 13.7% to $142.86 for the three months ended March 31, 2001 from $125.62 for the three months ended March 31, 2000. Our casino revenues increased 2.9% to $11.2 million for the three months ended March 31, 2001 from $10.8 million for the three months ended March 31, 2000. Based on revenues reported to the Iowa Racing and Gaming Commission, our overall casino revenue increase represented the largest growth in riverboat casino revenues among the riverboat casinos operating within a 90 mile radius of the Diamond Jo and the second largest increase for all casino riverboats in the State of Iowa, the overall average of which decreased by 4.2% during the three months ended March 31, 2001 compared to the three months ended March 31, 2000. Casino revenues were derived 85.2% from slot machines and 14.8% from table games for the three months ended March 31, 2001 compared to 79.6% from slot machines and 20.4% from table games for the three months ended March 31, 2000. Net food and beverage revenues, other revenues and promotional allowances remained substantially unchanged at $0.1 million for the three months ended March 31, 2001 and 2000.

     Casino operating expenses increased 8.9% to $5.0 million for the three months ended March 31, 2001 from $4.6 million for the three months ended March 31, 2000. This increase was due primarily to an increase in casino and players club promotions of approximately $222,000, an increase in slot lease expense of approximately $50,000 due to an increase in the number of leased machines, a credit of approximately $75,000 in the prior period resulting from a large wide area progressive jackpot paid in the prior year, and an increase in gaming taxes due to increased gaming revenue of $62,000. Food and beverage expenses and boat operation expenses were substantially unchanged for the three months ended March 31, 2001 and 2000. Selling, general and administrative expenses decreased slightly to $1.4 million for the three months ended March 31, 2001 from $1.5 million for the three months ended March 31, 2000.

     Depreciation and amortization expenses increased 10.7% to $1.0 million for the three months ended March 31, 2001 from $0.9 million for the three months ended March 31, 2000 due primarily to the construction of a new restaurant and VIP room in the land-based pavilion. Net interest expense was substantially unchanged at $2.3 million for the three months ended March 31, 2001 and 2000.

Liquidity and Capital Resources
-------------------------------

     Our cash balance decreased $1.0 million during the three month period ended March 31, 2001 to $7.4 million from $8.4 million at December 31, 2000.

     Cash flows from operating activities of $3.8 million for the three month period ended March 31, 2001 consisted of net income of $0.3 million increased by non-cash charges of $1.2 million, principally depreciation and amortization, and an increase in working capital of $2.3 million. The change in working capital is primarily comprised of an increase in accrued expenses of $2.3 million, which is principally due to an increase in accrued interest related to our 12 1/4% Senior Secured Notes due 2006 (the "Senior Secured Notes").

     Cash flows used for investing activities for the three month period ended March 31, 2001 was $0.9 million. These funds were primarily used for capital expenditures relating to the development of a new restaurant and VIP room in our land-based pavilion and the purchase of replacement slot machines, in an effort to improve the gaming experience of our patrons.

     Cash used for financing activities for the three month period ended March 31, 2001 of $3.9 million reflects the redemption of $3.0 million of preferred members' interest in accordance with the terms of our operating agreement, distributions to members of $0.4 million and deferred financing costs of $0.5 million related to the placement of our $10.0 million senior credit facility (the "Senior Credit Facility") in March 2001.

     We believe that cash on hand and cash generated from operations will be sufficient to satisfy our working capital and capital expenditure requirements, repay borrowings under our senior credit facility, and satisfy our other debt service requirements. However, we cannot assure you that this will be the case. If cash on hand and cash generated from operations are insufficient to meet these obligations, we may have to refinance our debt or sell some or all of our assets to meet our obligations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to certain market risks which are inherent in our financial instruments which arise from transactions entered into in the normal course of business. Market risk is the risk of loss from adverse changes in market prices and interest rates. We do not currently utilize derivative financial instruments to hedge market risk. We also do not hold or issue derivative financial instruments for trading purposes.

      We are exposed to interest rate risk due to changes in interest rates with respect to our long-term variable interest rate debt borrowing under our Senior Credit Facility. As of March 31, 2001, we had no borrowings under the Senior Credit Facility. We have estimated our market risk exposure using sensitivity analysis. We have defined our market risk exposure as the potential loss in future earnings and cash flow with respect to interest rate exposure of our market risk sensitive instruments assuming a hypothetical increase in market rates of interest of one percentage point. Assuming we borrow the maximum amount allowed under the Senior Credit Facility ($10.0 million), if market rates of interest on our variable rate debt increased by one percentage point, the estimated market risk exposure under the Senior Credit Facility would be approximately $0.1 million.

      We are also exposed to fair value risk due to changes in interest rates with respect to our long-term fixed interest rate debt borrowing. Our fixed rate debt instruments are not generally affected by a change in the market rates of interest, and therefore, such instruments generally do not have an impact on future earnings. However, future earnings and cash flows may be impacted by changes in interest rates related to indebtedness incurred to fund repayments as such fixed rate debt matures. The following table contains information relating to our fixed rate debt borrowings which are subject to interest rate risk (dollars in millions):

Description            Contract Terms     Interest Rate   Cost   Fair Value
-----------            --------------     -------------   -----  ----------
Senior Secured Notes   due July 1, 2006   12 1/4% fixed   $71.0     $67.5*


* Represents fair value as of May 4, 2001 based on information provided by an independent nationally recognized financial institution.

PART II.  OTHER INFORMATION


Item 1. Legal Proceedings

        We are not a party to, and none of our property is the subject of, any pending legal proceedings other than litigation arising in the normal course of business. We do not believe that adverse determinations in any or all such litigation would have a material adverse effect on our financial condition or results of operations.

Item 2. Changes in Securities and Use of Proceeds

        None.

Item 3. Defaults Upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

                3.1A. Certificate of Formation of Peninsula Gaming Company, LLC (incorporated by reference from Exhibit 3.1A to the Company's Form 10-K for the year ended December 31, 2000, file number 333-88829).

                3.1B. Amendment to Certificate of Formation of Peninsula Gaming Company, LLC (incorporated by reference from Exhibit 3.1B to the Company's Form 10-K for the year ended December 31, 2000, file number 333-88829).

                3.2. Operating Agreement of Peninsula Gaming Company, LLC (incorporated by reference from Exhibit 3.2 to the Company's Form 10-K for the year ended December 31, 2000, file number 333-88829).

                3.3. Articles of Incorporation of Peninsula Gaming Corp (incorporated by reference from Exhibit 3.3 to the Company's Form 10-K for the year ended December 31, 2000, file number 333-88829).

                3.4. Bylaws of Peninsula Gaming Corp (incorporated by reference from Exhibit 3.4 to the Company's Form 10-K for the year ended December 31, 2000, file number 333-88829).

                3.5. Loan and Security Agreement, dated February 23, 2001, by and among Peninsula Gaming Company, LLC and Foothill Capital Corporation.

                3.6. Amendment to Loan and Security Agreement, dated March 8, 2001, by and among Peninsula Gaming Company, LLC and Foothill Capital Corporation.

                3.7. Mortgage, Leasehold Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated February 23, 2001, from Peninsula Gaming Company, LLC to Foothill Capital Corporation, as lender.

                3.8. Subordination Agreement, dated February 23, 2001, by Peninsula Gaming Company, LLC and Firstar Bank, N.A. (formerly, Firstar Bank of Minnesota, N.A.) in favor of Foothill Capital Corporation.

                3.9. Intercreditor Agreement, dated February 23, 2001, by and among Firstar Bank, N.A. (formerly, Firstar Bank of Minnesota, N.A.), as trustee, and Foothill Capital Corporation, as lender.

        (b) Reports on Form 8-K

                  None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dubuque, State of Iowa on May 14, 2001.

                                  PENINSULA GAMING COMPANY

                                  By:  /s/ M. Brent Stevens
                                      -------------------------------
                                      M. Brent Stevens
                                      Chief Executive Officer

                                  By:  /s/ George T. Papanier
                                      --------------------------------
                                      George T. Papanier
                                      Chief Operating Officer

                                  By:  /s/ Natalie A. Schramm
                                     -----------------------------------
                                     Natalie A. Schramm
                                     Chief Financial Officer


                                  PENINSULA GAMING CORP.

                                  By:   /s/ M. Brent Stevens
                                      -----------------------------------
                                      M. Brent Stevens
                                      President and Treasurer
                                      (principal financial officer)