Form 10-Q
period 2001-06-30
PENINSULA GAMING CO LLC; PENINSULA GAMING CORP
filed 2001-08-14
CIK 1095997, 1096051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2001.

                                       or

[ ]  Transition  Report  Pursuant  to Section  13 or  15(d)  of  the  Securities
     Exchange    Act    of    1934    For    the    transition    period    from
     ________________________________ to __________________________

                        Commission File Number: 333-88829

              Peninsula Gaming Company, LLC/Peninsula Gaming Corp.
             (Exact name of registrant as specified in its charter)

            Iowa                                     42-1483875
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

3rd  Street Ice Harbor, PO Box 1750,                 52001-1750
          Dubuque, Iowa                              (Zip Code)
(Address of principal executive offices)

                                 (563) 583-7005
               (Registrant's telephone number including area code)

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



Part I - Financial Information

       Item 1 - Financial Statements

       Peninsula Gaming Company,  LLC:

          Balance Sheets (Unaudited) as of June 30, 2001 and December 31, 2000...................3

          Statements of Operations (Unaudited) for the Three and Six Months
            Ended June 30, 2001 and 2000.........................................................4

          Statements of Cash Flows (Unaudited) for the Six Months
            Ended June 30, 2001 and 2000.........................................................5

          Notes to Financial Statements (Unaudited)..............................................6

       Item 2 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations..............................................8

       Item 3 - Quantitative and Qualitative Disclosures About Market Risk......................12


Part II - Other Information ....................................................................13

     Signatures ................................................................................15

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                          PENINSULA GAMING COMPANY, LLC
                           BALANCE SHEETS (UNAUDITED)

                                                  June 30,         December 31,
                                                    2001               2000
                                                ------------      --------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                    $ 10,117,282      $   8,362,122
   Accounts receivable, less allowance
        for doubtful accounts
        of $64,401 and $43,104, respectively         126,911             74,159
   Inventory                                         107,129            113,583
   Prepaid expenses                                  304,968            584,195
                                                ------------      --------------
                Total current assets              10,656,290          9,134,059
                                                ------------      --------------

PROPERTY AND EQUIPMENT, NET                       18,882,994         19,079,869
                                                ------------      --------------

OTHER ASSETS:
   Deposits                                           29,572             84,973
   Deferred financing costs,
        net of amortization of
        $1,418,905 and $1,029,474,
        respectively                               4,077,388          3,991,373
   Goodwill and other intangible assets,
        net of amortization of
        $2,769,057 and $2,062,064,
        respectively                              53,790,423         54,497,416
                                                ------------      --------------
                Total other assets                57,897,383         58,573,762
                                                ------------      --------------

TOTAL                                            $87,436,667      $  86,787,690
                                                ============      ==============

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                              $   218,677      $     710,537
   Accrued payroll and payroll taxes               1,094,377            999,659
   Other accrued expenses                          5,903,538          1,708,994
   Current maturities of capital
        lease obligations                            113,552            113,552
                                                ------------      --------------
                Total current liabilities          7,330,144          3,532,742
                                                ------------      --------------

LONG-TERM LIABILITIES:
   Senior secured notes, net of discount          70,335,008         70,288,519
   Capital lease obligations, net
        of current maturities                        362,229            362,229
                                                ------------      --------------
              Total long-term liabilities         70,697,237         70,650,748
                                                ------------      --------------
              Total liabilities                   78,027,381         74,183,490
                                                ------------      --------------

COMMITMENTS AND CONTINGENCIES

PREFERRED MEMBERS' INTEREST, REDEEMABLE            4,000,000          7,000,000

MEMBERS' EQUITY:
   Common members' interest                        9,000,000          9,000,000
   Accumulated deficit                            (3,590,714)        (3,395,800)
                                                 ------------     --------------
              Total members' equity                5,409,286          5,604,200
                                                 -----------      --------------

TOTAL                                            $87,436,667        $86,787,690
                                                 ===========      ==============


See notes to financial statements (unaudited).

                          PENINSULA GAMING COMPANY, LLC
                      STATEMENTS OF OPERATIONS (UNAUDITED)




                                                   Three Months         Three Months          Six Months           Six Months
                                                       Ended                Ended                Ended                Ended
                                                     June 30,              June 30,             June 30,             June 30,
                                                       2001                 2000                 2001                 2000
                                                -------------------   -----------------    -----------------    ------------------

REVENUES:
   Casino                                           $  12,010,185      $   11,419,618        $ 23,170,371           $22,267,775
   Food and beverage                                      653,974             667,188           1,261,507             1,298,296
   Other                                                   32,323              48,258              60,419                84,526
   Less promotional allowances                           (698,638)           (772,009)         (1,257,858)           (1,363,939)
                                                -------------------   -----------------    -----------------    ----------------
                  Total net revenues                   11,997,844          11,363,055          23,234,439            22,286,658
                                                -------------------   -----------------    -----------------    ----------------

EXPENSES:
   Casino                                               5,172,860           5,049,001          10,146,657             9,614,325
   Food and beverage                                      726,614             738,694           1,407,045             1,434,792
   Boat operations                                        579,715             591,765           1,133,886             1,143,466
   Other                                                    5,601              10,816               9,819                18,699
   Selling, general and administrative                  1,631,732           1,293,696           2,982,387             2,737,528
   Depreciation and amortization                          957,802             872,501           1,912,008             1,734,507
                                                -------------------   -----------------    -----------------    ----------------
                  Total expenses                        9,074,324           8,556,473          17,591,802            16,683,317
                                                -------------------   -----------------    -----------------    ----------------

INCOME FROM OPERATIONS                                  2,923,520           2,806,582           5,642,637             5,603,341
                                                -------------------   -----------------    -----------------    ----------------

OTHER INCOME (EXPENSE):
   Interest income                                         58,044             118,596             110,788               198,820
   Interest expense                                    (2,416,546)         (2,372,853)         (4,796,367)           (4,754,408)
   Gain (loss) on sale of assets                          (76,765)                  0             (75,765)               (6,387)
                                                -------------------   -----------------    -----------------    ----------------
                  Total other expense                  (2,435,267)         (2,254,257)         (4,761,344)           (4,561,975)
                                                -------------------   -----------------    -----------------    ----------------

NET INCOME BEFORE PREFERRED MEMBER
DISTRIBUTIONS                                             488,253             552,325             881,293             1,041,366

LESS PREFERRED MEMBER DISTRIBUTIONS                       (95,680)           (157,500)           (199,649)             (315,000)
                                                -------------------   -----------------    -----------------    ----------------

NET INCOME TO COMMON MEMBERS' INTEREST           $        392,573      $      394,825       $     681,644         $     726,366
                                                ===================   =================    =================    ================

See notes to financial statements (unaudited).

                          PENINSULA GAMING COMPANY, LLC
                      STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                      Six Months     Six Months
                                                        Ended          Ended
                                                       June 30,       June 30,
                                                         2001           2000
                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                       $    681,644    $   726,366
   Adjustments to reconcile net income to net
   cash flows provided by operating activities:
        Depreciation and amortization                  1,912,008      1,734,507
        Provision for doubtful accounts                   77,966         59,546
        Amortization of deferred financing
          costs and bond discount                        435,921        391,457
        Loss on sale of assets                            75,765          6,387
   Changes in operating assets and liabilities:
        Receivables                                     (130,718)       (83,145)
        Inventory                                          6,455         (4,241)
        Prepaid expenses and other assets                334,628         60,491
        Accounts payable                                (491,859)       371,948
        Accrued expenses                               4,289,260     (1,470,894)
                                                     ------------   ------------
          Net cash provided by operating activities    7,191,070      1,792,422

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property and equipment           27,133              0
   Purchase of property and equipment                 (1,111,039)    (1,143,587)
                                                     ------------   ------------
       Net cash used by investing activities          (1,083,906)    (1,143,587)
                                                     ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Deferred financing costs                             (475,446)      (181,007)
   Preferred members' interest redeemed               (3,000,000)             0
   Member distributions                                 (876,558)      (950,838)
                                                     ------------   ------------
       Net cash used by financing activities          (4,352,004)    (1,131,845)
                                                     ------------   ------------

NET INCREASE (DECREASE) IN CASH                        1,755,160       (483,010)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       8,362,122      7,918,742
                                                     -----------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $10,117,282    $ 7,435,732
                                                     ===========    ============


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

2.   Commitments and Contingencies

The Company is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material adverse effect on the financial position of the Company.

3.   Line of Credit

On March 12, 2001, the Company entered into a Loan and Security Agreement (the "Credit Agreement") with Foothill Capital Corporation providing for commitments of up to $10.0 million which mature in 2005. The outstanding loans will bear interest at a rate equal to (a) the LIBOR rate plus 3.00% with respect to LIBOR rate loans and (b) the base rate plus 0.75% with respect to base rate loans, provided that the outstanding obligations shall not at any time bear interest at a rate per annum less than 8.50%. Indebtedness under the Credit Agreement is secured by substantially all of the Company's assets (which assets also secure the Company's obligations under its 12 1/4% Senior Secured Notes due 2006 (the "Senior Secured Notes")). The Credit Agreement contains a number of restrictive covenants and agreements similar to (and in certain cases more restrictive than) those contained in the indenture governing the Senior Notes, including a minimum earnings requirement of maintaining EBITDA of at least $10 million as of the end of each fiscal quarter (calculated based upon the immediately preceding 12 month period), and certain events of default customary for senior secured credit facilities. For purposes of the Credit Agreement, EBITDA is defined as consolidated net earnings (or loss), minus extraordinary gains, plus interest expense, income taxes, and depreciation and amortization. At June 30, 2001, the Company had no borrowings outstanding under the Credit Agreement.

4.   New Accounting Pronouncements

During the year ended December 31, 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board issued EITF 00-22 "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future" to be effective for all financial statements issued after February 15, 2001. The Company adopted EITF 00-22 during the six month period ended June 30, 2001. This EITF requires, among other things, that the expected future costs associated with loyalty programs and promotions that are earned by customers during the reporting period are to be accrued in the same period with the related costs included as an offset to revenues. Such costs were $376,119 and $463,106 for the three month periods ended June 30, 2001 and 2000, respectively, and $695,846 and $788,282 for the six month periods ended June 30, 2001 and 2000, respectively. Costs for the three and six month periods ended June 30, 2000 have been reclassified from casino expense to promotional allowances in the Statements of Operations to conform with the current year presentation. Adoption of EITF 00-22 had no effect on net income to Common Members' Interest for the periods presented.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 addresses financial accounting and reporting for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, goodwill and certain other intangible assets will no longer be amortized into income. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

5.   Reclassifications

Certain information has been reclassified to conform with the current year's presentation.

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

Selected Financial Data



Statement of Operations Data                     Three Months Ended June 30,    Six Months Ended June 30,

                                                    2001            2000 (1)       2001            2000 (1)
                                                   -----            ----           ----            ----
Revenues:
  Casino                                       $ 12,010,185    $ 11,419,618    $ 23,170,371    $ 22,267,775
  Food and beverage                                 653,974         667,188       1,261,507       1,298,296
  Other                                              32,323          48,258          60,419          84,526
  Less:  Promotional Allowances                    (698,638)       (772,009)     (1,257,858)     (1,363,939)
                                               -------------   -------------   -------------   -------------
  Net Revenues                                   11,997,844      11,363,055      23,234,439      22,286,658
                                               -------------   -------------   -------------   -------------

Expenses:
  Casino                                          5,172,860       5,049,001      10,146,657       9,614,325
  Food and beverage                                 726,614         738,694       1,407,045       1,434,792
  Boat operations                                   579,715         591,765       1,133,886       1,143,466
  Other                                               5,601          10,816           9,819          18,699
  Selling, general and administrative             1,631,732       1,293,696       2,982,387       2,737,528
  Depreciation and amortization                     957,802         872,501       1,912,008       1,734,507
                                                -----------     ------------    ------------   -------------

  Total expenses                                  9,074,324       8,556,473      17,591,802      16,683,317
                                                -----------     ------------    ------------   -------------

Income from operations                        $   2,923,520   $   2,806,582   $   5,642,637    $  5,603,341



-------------

(1) Certain information for 2000 has been reclassified to conform with the presentation of the three and six month periods ended June 30, 2001.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

     For the three months ended June 30, 2001 and 2000, Dubuque was a two-casino market consisting of the Diamond Jo and the Greyhound Park. Casino gaming win in the Dubuque market increased 4.4% to $21.9 million for the three months ended June 30, 2001 from $20.9 million for the three months ended June 30, 2000. We believe this increase was primarily due to targeted players club promotions and a continued focus on maintenance of our slot mix as well as a continued focus by operators at the Greyhound Park on maintenance of their slot mix during such period. Admissions to the casinos in the Dubuque market decreased 3.2% to 502,065 for the three months ended June 30, 2001 from 518,874 for the three months ended June 30, 2000. Our admissions for the three months ended June 30, 2001 decreased 7.3% to 252,708 from 272,753 for the three months ended June 30, 2000. We believe this decrease is primarily attributable to the Diamond Jo's targeted use of marketing dollars directed primarily towards more profitable market segments during the three months ended June 30, 2001 compared to the three months ended June 30, 2000. For the three months ended June 30, 2001, our share of the Dubuque market casino admissions decreased to 50.3% from 52.6% for the three months ended June 30, 2000. Our share of the Dubuque market casino gaming win increased to 55.0% for the three months ended June 30, 2001 from 54.5% for the three months ended June 30, 2000. This increase is attributed to a 10.2% increase in our slot revenues compared to only a 3.4% increase in slot revenues at the Greyhound Park.

     Net revenues increased 5.6% to $12.0 million for the three months ended June 30, 2001 from $11.4 million for the three months ended June 30, 2000 due to an increase in our slot revenue of 10.2%, or $943,000 for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. This increase was a result of an increased marketing focus to attract new players club members as well as on targeting players club promotions toward specific market segments. This increase was offset by a decrease in table games revenue of $352,000. This decrease was a direct result of a 1.1 percentage point decrease in our table game hold percentage and the elimination of live poker games, which accounted for approximately $105,000 in table game revenue during the three months ended June 30, 2000. For the three months ended June 30, 2001, our win per admission increased 13.5% to $47.53 from $41.87 for the three months ended June 30, 2000. The number of gaming positions at June 30, 2001 was 868 compared to 875 at June 30, 2000. This decrease was due to the elimination of one black jack game during such period. Consistent with an increase in net revenue, our win per gaming position increased 10.5% to $152.05 for the three months ended June 30, 2001 from $137.59 for the three months ended June 30, 2000. Our casino revenues increased 5.2% to $12.0 million for the three months ended June 30, 2001 from $11.4 million for the three months ended June 30, 2000. This percentage increase is significantly above the average among riverboat casinos in the State of Iowa whose overall average casino revenues, based on revenues reported to the Iowa Racing and Gaming Commission, decreased by 1.5% during the three months ended June 30, 2001 compared to the three months ended June 30, 2000. Casino revenues were derived 85.1% from slot machines and 14.9% from table games for the three months ended June 30, 2001 compared to 81.3% from slot machines and 18.7% from table games for the three months ended June 30, 2000. Net food and beverage and other revenues remained substantially unchanged at $0.7 million for the three months ended June 30, 2001 and 2000. Promotional allowances decreased 9.5% to $0.7 million for the three months ended June 30, 2001 from $0.8 million for the three months ended June 30, 2000.

     Casino operating expenses increased 2.5% to $5.2 million for the three months ended June 30, 2001 from $5.0 million for the three months ended June 30, 2000 due primarily to an increase in gaming taxes and an increase in casino and players club promotions. Food and beverage expenses and boat operation expenses were substantially unchanged for the three months ended June 30, 2001 and 2000. Selling, general and administrative expenses increased 26.1% to $1.6 million for the three months ended June 30, 2001 from $1.3 million for the three months ended June 30, 2000 due primarily to an increase in professional fees of $125,000, an increase in salary expense of $73,000 and an increase in marketing and advertising of $61,000.

     Depreciation and amortization expenses increased 9.8% to $1.0 million for the three months ended June 30, 2001 from $0.9 million for the three months ended June 30, 2000 due primarily to the construction of a new restaurant and VIP room in the land based pavilion adjacent to the Diamond Jo during the first quarter of 2001. Net interest expense increased slightly to $2.4 million for the three months ended June 30, 2001 from $2.3 million for the three months ended June 30, 2000.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

     For the six months ended June 30, 2001 and 2000, Dubuque was a two-casino market consisting of the Diamond Jo and the Greyhound Park. Casino gaming win in the Dubuque market increased 4.8% to $42.0 million for the six months ended June 30, 2001 from $40.1 million for the six months ended June 30, 2000. We believe this increase was primarily due to targeted players club promotions and a continued focus on maintenance of our slot mix and the slot mix at the Greyhound Park. Admissions to the casinos in the Dubuque market decreased 4.1% to 929,211 for the six months ended June 30, 2001 from 968,791 for the six months ended June 30, 2000. We believe this decrease is primarily attributable to unusually bad weather during the first two months of 2001 compared to the same period in 2000, the Diamond Jo's targeted use of marketing dollars directed primarily towards more profitable market segments and one less gaming day during the six months ended June 30, 2001 compared to the six months ended June 30, 2000. For the six months ended June 30, 2001, our share of the Dubuque market casino admissions decreased to 51.8% from 53.7% for the six months ended June 30, 2000. We believe this decrease is primarily attributable to our targeted use of marketing dollars directed primarily towards more profitable market segments during the six months ended June 30, 2001 compared to the six months ended June 30, 2000. Our share of the Dubuque market casino gaming win decreased to 55.1% for the six months ended June 30, 2001 from 55.5% for the six months ended June 30, 2000. This decrease is attributed to a decrease in our table game revenue of $914,000, resulting from a 2.3 percentage point decrease in our table game hold percentage as well as the elimination of live poker games which accounted for approximately $217,000 in table game revenue during the six months ended June 30, 2000. If our table game hold percentage during such period had remained constant as compared to the prior year, our share of the Dubuque market casino gaming win would have increased to 55.6% for the six months ended June 30, 2001.

     Net revenues increased 4.2% to $23.3 million for the six months ended June 30, 2001 from $22.3 million for the six months ended June 30, 2000 due to an increase in our slot revenue of 10.1%, or $1.8 million for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. This increase was a result of an increased marketing focus to attract new players club members as well as on targeting players club promotions toward specific market segments. This increase was offset by a decrease in table games revenue of $0.9 million. This decrease was a direct result of a 2.3 percentage point decrease in our table game hold percentage and the elimination of live poker games which accounted for approximately $217,000 in table game revenue during the six months ended June 30, 2000. Our admissions for the six months ended June 30, 2001 decreased 7.6% to 481,271 from 520,659 for the six months ended June 30, 2000. We believe this decrease is primarily attributable to unusually bad weather during the first two months of 2001 compared to the same period in 2000, the Diamond Jo's targeted use of marketing dollars directed primarily towards more profitable market segments and one less gaming day during the six months ended June 30, 2001 compared to the six months ended June 30, 2000. For the six months ended June 30, 2001 our win per admission increased 12.6% to $48.14 from $42.77 for the six months ended June 30, 2000. The number of gaming positions at June 30, 2001 was 868 compared to 875 at June 30, 2000. This decrease was due to the elimination of one black jack game. Consistent with an increase in net revenue, our win per gaming position increased 12.2% to $147.48 for the six months ended June 30, 2001 from $131.49 for the six months ended June 30, 2000. Our casino revenues increased 4.1% to $23.2 million for the six months ended June 30, 2001 from $22.3 million for the six months ended June 30, 2000. This percentage increase is significantly above the average among riverboat casinos in the State of Iowa whose overall average casino revenues decreased by 2.9% during the six months ended June 30, 2001 compared to the six months ended June 30, 2000 based on revenues reported to the Iowa Racing and Gaming Commission. Casino revenues were derived 85.2% from slot machines and 14.8% from table games for the six months ended June 30, 2001 compared to 80.5% from slot machines and 19.5% from table games for the six months ended June 30, 2000. Net food and beverage revenues, other revenues and promotional allowances remained substantially unchanged for the six months ended June 30, 2001 and 2000.

     Casino operating expenses increased 5.5% to $10.1 million for the six months ended June 30, 2001 from $9.6 million for the six months ended June 30, 2000. This increase was due primarily to an increase in casino and players club promotions of approximately $300,000 and an increase of approximately $180,000 in gaming taxes due to increased gaming revenue. Food and beverage expenses and boat operation expenses were substantially unchanged for the six months ended June 30, 2001 and 2000. Selling, general and administrative expenses increased to $3.0 million for the six months ended June 30, 2001 from $2.7 million for the six months ended June 30, 2000 due to an increase in salary expense of $195,000 and an increase in marketing advertising and promotions of $95,000.

     Depreciation and amortization expenses increased 10.2% to $1.9 million for the six months ended June 30, 2001 from $1.7 million for the six months ended June 30, 2000 due primarily to the construction of a new restaurant and VIP room in the land based pavilion during the first quarter of 2001. Net interest expense increased slightly to $4.7 million for the six months ended June 30, 2001 from $4.6 million for the six months ended June 30, 2000.

Liquidity and Capital Resources

     Our cash balance increased $1.8 million during the six month period ended June 30, 2001 to $10,117,282 from $8,362,122 at December 31, 2000.

     Cash flows from operating activities of $7.2 million for the six month period ended June 30, 2001 consisted of net income of $0.7 million increased by non-cash charges of $2.5 million, principally depreciation and amortization, and an increase in working capital of $4.0 million. The change in working capital is primarily comprised of an increase in accrued expenses of $4.3 million, which is principally due to an increase in accrued interest related to our Senior Notes.

     Cash flows used for investing activities for the six month period ended June 30, 2001 was $1.1 million. These funds were primarily used for capital expenditures relating to the development of a new restaurant and VIP room in the land based pavilion adjacent to the Diamond Jo and the purchase of replacement slot machines.

     Cash used for financing activities for the six month period ended June 30, 2001 of $4.4 million reflects the redemption of $3.0 million of preferred members' interest in accordance with the terms of our operating agreement, distributions to members of $0.9 million and deferred financing costs of $0.5 million related to the placement of our $10 million senior credit facility in March 2001.

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

     We are exposed to interest rate risk due to changes in interest rates with respect to our long-term variable interest rate debt borrowing under the Credit Agreement. As of June 30, 2001, we had no borrowings under the Credit Agreement. We have estimated our market risk exposure using sensitivity analysis. We have defined our market risk exposure as the potential loss in future earnings and cash flow with respect to interest rate exposure of our market risk sensitive instruments assuming a hypothetical increase in market rates of interest of one percentage point. Assuming we borrow the maximum amount allowed under the Credit Agreement ($10.0 million), if market rates of interest on our variable rate debt increased by one percentage point, the estimated market risk exposure under the Credit Agreement would be approximately $0.1 million.

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

Description           Contract Terms     Interest Rate     Cost      Fair Value
-----------           --------------     -------------     ----      ----------
Senior Secured Notes  Due July 1, 2006   12 1/4% fixed     $71.0       $69.6*


* Represents fair value as of July 31, 2001 based on information provided by an independent nationally recognized financial institution.

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

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             3.1A.  Certificate of Formation of Peninsula  Gaming  Company,  LLC
                    (incorporated by reference from Exhibit 3.1A to the Company's Form 10-K for the year ended December 31, 2000, file number 333-88829)

             3.1B. Amendment to Certificate of Formation of Peninsula Gaming Company, LLC (incorporated by reference from Exhibit 3.1B to the Company's Form 10-K for the year ended December 31, 2000, file number 333-88829)

             3.2. Operating Agreement of Peninsula Gaming Company, LLC (incorporated by reference from Exhibit 3.2 to the Company's Form 10-K for the year ended December 31, 2000, file number 333-88829)

             3.3. Articles of Incorporation of Peninsula Gaming Corp (incorporated by reference from Exhibit 3.3 to the Company's Form 10-K for the year ended December 31, 2000, file number 333-88829)

             3.4. Bylaws of Peninsula Gaming Corp (incorporated by reference from Exhibit 3.4 to the Company's Form 10-K for the year ended December 31, 2000, file number 333-88829).

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



     (b)  Reports on Form 8-K

          None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dubuque, State of Iowa on August 14, 2001.

                            PENINSULA GAMING COMPANY

                            By:  /s/ M. Brent Stevens
                               ------------------------------------------------
                               M. Brent Stevens
                               Chief Executive Officer

                            By:  /s/ George T. Papanier
                               ------------------------------------------------
                               George T. Papanier
                               Chief Operating Officer

                            By:  /s/ Natalie A. Schramm
                               ------------------------------------------------
                               Natalie A. Schramm
                               Chief Financial Officer


                            PENINSULA GAMING CORP.

                            By:  /s/ M. Brent Stevens
                               -------------------------------------------------
                               M. Brent Stevens
                               President and Treasurer
                               (principal financial officer)