Form 10-Q
period 2001-09-30
PENINSULA GAMING CO LLC; PENINSULA GAMING CORP
filed 2001-11-14
CIK 1095997, 1096051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the transition period from ____________________________ to __________________________

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


Part I - Financial Information

          Item 1 - Financial Statements

          Peninsula Gaming Company, LLC:
               Balance Sheets (Unaudited) as of September 30, 2001 and December 31, 2000..................3
               Statements of Operations (Unaudited) for the Three and Nine Months Ended
               September 30, 2001 and 2000................................................................4
               Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30,
                   2001 and 2000..........................................................................5
               Notes to Financial Statements (Unaudited)..................................................6

          Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................................................8

          Item 3 - Quantitative and Qualitative Disclosures About Market Risk............................12


Part II - Other Information .............................................................................13

        Signatures ......................................................................................15

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                          PENINSULA GAMING COMPANY, LLC
                           BALANCE SHEETS (UNAUDITED)

                                                                                September 30,           December 31,
                                                                                   2001                     2000
                                                                             ------------------       ------------------

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                    $  9,576,084             $  8,362,122
   Accounts receivable, less allowance for doubtful accounts
        of $64,909 and $43,104, respectively                                          79,712                   74,159
   Inventory                                                                         102,922                  113,583
   Prepaid expenses                                                                  420,066                  584,195
                                                                             ------------------       ------------------
              Total current assets                                                10,178,784                9,134,059
                                                                             ------------------       ------------------
PROPERTY AND EQUIPMENT, NET                                                       18,539,656               19,079,869
                                                                             ------------------       ------------------

OTHER ASSETS:
   Deposits                                                                           29,572                   84,973
   Development costs                                                                 370,482                        0
   Deferred financing costs, net of amortization
        of $1,629,345 and $1,029,474, respectively                                 3,876,485                3,991,373
   Goodwill and other intangible assets, net of amortization
        of $3,122,555 and $2,062,064, respectively                                53,436,926               54,497,416
                                                                             ------------------       ------------------
              Total other assets                                                  57,713,465               58,573,762
                                                                             ------------------       ------------------

TOTAL                                                                           $ 86,431,905             $ 86,787,690
                                                                             ==================       ==================

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                            $     307,740           $      710,537
   Accrued payroll and payroll taxes                                               1,436,920                  999,659
   Other accrued expenses                                                          3,754,398                1,708,994
   Current maturities of capital lease obligations                                   113,552                  113,552
                                                                             ------------------       ------------------
              Total current liabilities                                            5,612,610                3,532,742
                                                                             ------------------       ------------------

LONG-TERM LIABILITIES:
   Senior secured notes, net of discount                                          70,359,361               70,288,519
   Capital lease obligations, net of current maturities                              362,229                  362,229
                                                                             ------------------       ------------------
              Total long-term liabilities                                         70,721,590               70,650,748
                                                                             ------------------       ------------------
              Total liabilities                                                   76,334,200               74,183,490
                                                                             ------------------       ------------------

COMMITMENTS AND CONTINGENCIES

PREFERRED MEMBERS' INTEREST, REDEEMABLE                                            4,000,000                7,000,000

MEMBERS' EQUITY:
   Common members' interest                                                        9,000,000                9,000,000
   Accumulated deficit                                                            (2,902,295)              (3,395,800)
                                                                             ------------------       ------------------
              Total members' equity                                                6,097,705                5,604,200
                                                                             ------------------       ------------------

TOTAL                                                                           $ 86,431,905             $ 86,787,690
                                                                             ==================       ==================

See notes to financial statements (unaudited).

                          PENINSULA GAMING COMPANY, LLC
                      STATEMENTS OF OPERATIONS (UNAUDITED)



                                                   Three Months         Three Months         Nine Months           Nine Months
                                                       Ended                Ended                Ended                Ended
                                                   September 30,        September 30,        September 30,         September 30,
                                                       2001                 2000                 2001                 2000
                                                -------------------   -----------------    -----------------    ------------------

REVENUES:
   Casino                                           $  12,802,047      $   12,523,436        $ 35,972,418         $  34,791,210
   Food and beverage                                      780,523             729,118           2,042,030             2,027,414
   Other                                                   31,798              48,019              92,217               132,545
   Less promotional allowances                           (611,618)           (761,012)         (1,869,477)           (2,124,951)
                                                -------------------   -----------------    -----------------    ------------------
                  Total net revenues                   13,002,750          12,539,561          36,237,188            34,826,218
                                                -------------------   -----------------    -----------------    ------------------

EXPENSES:
   Casino                                               4,993,588           5,228,904          15,140,244            14,843,229
   Food and beverage                                      731,714             741,716           2,138,760             2,176,508
   Boat operations                                        567,177             614,962           1,701,064             1,758,428
   Other                                                    4,951              12,384              14,770                31,083
   Selling, general and administrative                  1,947,941           1,686,163           4,930,327             4,423,691
   Depreciation and amortization                          964,647             883,858           2,876,655             2,618,365
                                                -------------------   -----------------    -----------------    ------------------
                  Total expenses                        9,210,018           9,167,987          26,801,820            25,851,304
                                                -------------------   -----------------    -----------------    ------------------

INCOME FROM OPERATIONS                                  3,792,732           3,371,574           9,435,368             8,974,914
                                                -------------------   -----------------    -----------------    ------------------

OTHER INCOME (EXPENSE):
   Interest income                                         38,432             101,012             149,219               299,833
   Interest expense                                    (2,418,946)         (2,375,941)         (7,215,312)           (7,130,349)
   Loss on sale of assets                                 (36,462)            (39,878)           (112,227)              (46,265)
                                                -------------------   -----------------    -----------------    ------------------
                  Total other expense                  (2,416,976)         (2,314,807)         (7,178,320)           (6,876,781)
                                                -------------------   -----------------    -----------------    ------------------

NET INCOME BEFORE PREFERRED MEMBER
DISTRIBUTIONS                                           1,375,756           1,056,767           2,257,048             2,098,133

LESS PREFERRED MEMBER DISTRIBUTIONS                       (93,263)           (157,500)           (292,911)             (472,500)
                                                -------------------   -----------------    -----------------    ------------------

NET INCOME TO COMMON MEMBERS' INTEREST            $     1,282,493      $      899,267       $   1,964,137       $     1,625,633
                                                ===================   =================    =================    ==================


See notes to financial statements (unaudited).

                          PENINSULA GAMING COMPANY, LLC
                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                Nine Months               Nine Months
                                                                                   Ended                     Ended
                                                                               September 30,             September 30,
                                                                                    2001                      2000
                                                                            ---------------------    ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                               $     1,964,137          $     1,625,633
     Adjustments to reconcile net income to net cash flows
     provided by operating activities:
          Depreciation and amortization                                             2,876,655                2,618,365
          Provision for doubtful accounts                                             114,673                   88,817
          Amortization of deferred financing costs and bond discount                  670,713                  593,024
          Loss on sale of assets                                                      112,227                   46,265
     Changes in operating assets and liabilities:
          Receivables                                                                (120,226)                (103,816)
          Inventory                                                                    10,661                   (3,866)
          Prepaid expenses and other assets                                           219,530                  (65,917)
          Accounts payable                                                           (402,796)                 170,101
          Accrued expenses                                                          2,482,664                1,232,984
                                                                            ---------------------    ---------------------
              Net cash provided by operating activities                             7,928,238                6,201,590

CASH FLOWS FROM INVESTING ACTIVITIES:
      Development costs                                                              (370,482)                       0
      Proceeds from sale of property and equipment                                     51,378                   23,332
      Purchase of property and equipment                                           (1,439,557)              (1,948,986)
                                                                            ---------------------    ---------------------
          Net cash used by investing activities                                    (1,758,661)              (1,925,654)
                                                                            ---------------------    ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Deferred financing costs                                                        (484,984)                (181,008)
     Preferred members' interest redeemed                                          (3,000,000)                       0
     Member distributions                                                          (1,470,631)              (1,321,711)
                                                                            ---------------------    ---------------------
         Net cash used by financing activities                                     (4,955,615)              (1,502,719)
                                                                            ---------------------    ---------------------

NET INCREASE IN CASH                                                                1,213,962                2,773,217

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    8,362,122                7,918,742
                                                                            ---------------------    ---------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $     9,576,084          $    10,691,959
                                                                            =====================    =====================


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


3.   Line of Credit

On March 12, 2001, the Company entered into a Loan and Security Agreement (the "Credit Agreement") with Foothill Capital Corporation providing for commitments of up to $10 million which mature in 2005. The outstanding loans will bear interest at a rate equal to (a) the LIBOR rate plus 3.00% with respect to LIBOR rate loans and (b) the base rate plus 0.75% with respect to base rate loans, provided that the outstanding obligations shall not at any time bear interest at a rate per annum less than 8.50%. Indebtedness under the Credit Agreement is secured by substantially all of the Company's assets (which assets also secure the Company's obligations under its 12 1/4% Senior Secured Notes due 2006 (the "Senior Secured Notes")). The Credit Agreement contains a number of restrictive covenants and agreements similar to (and in certain cases more restrictive than) those contained in the indenture governing the Senior Secured Notes, including a minimum earnings requirement of maintaining EBITDA of at least $10 million as of the end of each fiscal quarter (calculated based upon the immediately preceding 12 month period), and certain events of default customary for senior secured credit facilities. For purposes of the Credit Agreement, EBITDA is defined as consolidated net earnings (or loss), minus extraordinary gains, plus interest expense, income taxes, and depreciation and amortization. At September 30, 2001, the Company had no borrowings outstanding under the Credit Agreement.


4.   New Accounting Pronouncements

During the year ended December 31, 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board issued EITF 00-22 "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future" to be effective for all financial statements issued after February 15, 2001. The Company adopted EITF 00-22 during the nine month period ended September 30, 2001. This EITF requires, among other things, that the expected future costs associated with loyalty programs and promotions that are earned by customers during the reporting period are to be accrued in the same period with the related costs included as an offset to revenues. Such costs were $244,776 and $458,422 for the three month periods ended September 30, 2001 and 2000, respectively, and $940,622 and $1,246,704 for the nine month periods ended September 30, 2001 and 2000, respectively. Costs for the three and nine month periods ended September 30, 2000 have been reclassified from casino expense to promotional allowances in the Statements of Operations to conform with the current year presentation. Adoption of EITF 00-22 had no effect on net income to Common Members' Interest for the periods presented.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), and Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143). Additionally, in August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 141 addresses financial accounting and reporting for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, goodwill and certain other intangible assets will no longer be amortized into income. SFAS 142 is effective for fiscal years beginning after December 15, 2001. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of these standards and has not yet determined the effect of adoption on its financial position and results of operations.


5.   Development Costs

The Company has recorded development costs of $370,482 as of September 30, 2001 for development costs incurred by OED Acquisition, LLC ("OED"), a wholly owned subsidiary of the Company. These costs are primarily related to legal costs and design and construction costs of a new casino and contiguous racetrack facility with pari-mutual wagering, slots and OTB parlors in Opelousas, Louisiana.


6.   Reclassifications

Certain information has been reclassified to conform with the current year's presentation.


7.   Subsequent Event

On October 23, 2001, OED entered into an Assignment Agreement with Peninsula Gaming Partners, LLC ("PGP"), an affiliate of the Company, which by its terms assigned to OED the Purchase Agreement dated June 27, 2001 (the "Purchase Agreement"), by and between PGP and a 50% owner in The Old Evangeline Downs, L.C., a racetrack operator in Lafayette, Louisiana. OED paid $523,836 for the assignment of the Purchase Agreement. The Purchase Agreement entitles OED to acquire a 50% ownership in The Old Evangeline Downs, L.C. The transaction is conditioned upon obtaining financing for the purchase price and development costs associated with the project, as well as obtaining the appropriate regulatory approvals. In July 2001, the Louisiana State Racing Commission conditionally approved the sale of 50% of The Old Evangeline Downs racetrack. The Company is currently in the process of obtaining financing for the new facility. Under the provisions of the Purchase Agreement, the Company will manage the existing racetrack and will design, construct, manage and operate a new casino and contiguous racetrack facility with pari-mutuel wagering, slots and OTB parlors in nearby Opelousas, Louisiana.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the financial statements and the related notes thereto appearing elsewhere in this report. Some statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of the Litigation Reform Act, which involve risks and uncertainties, including the risks and uncertainties discussed below, as well as other risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2000. Should these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our future performance and actual results of operations may differ materially from those expected or intended.

SELECTED FINANCIAL DATA

                         Three Months Ended September 30,  Nine Months Ended September 30,

                             2001           2000 (1)         2001              2000 (1)
                             ----           ----             ----              ----
Revenues:
  Casino                 $ 12,802,047    $ 12,523,436    $ 35,972,418    $ 34,791,210
  Food and beverage           780,523         729,118       2,042,030       2,027,414
  Other                        31,798          48,019          92,217         132,545
  Less:  Promotional
     Allowances              (611,618)       (761,012)     (1,869,477)     (2,124,951)
                         ------------    ------------    ------------    ------------
  Net Revenues             13,002,750      12,539,561      36,237,188      34,826,218
                         ------------    ------------    ------------    ------------

Expenses:
  Casino                    4,993,588       5,228,904      15,140,244      14,843,229
  Food and beverage           731,714         741,716       2,138,760       2,176,508
  Boat operations             567,177         614,962       1,701,064       1,758,428
  Other                         4,951          12,384          14,770          31,083
  Selling, general and
     administrative         1,947,941       1,686,163       4,930,327       4,423,691
  Depreciation and
     amortization             964,647         883,858       2,876,655       2,618,365
                         ------------    ------------    ------------    ------------
  Total expenses            9,210,018       9,167,987      26,801,820      25,851,304
                         ------------    ------------    ------------    ------------

Income from operations   $  3,792,732    $  3,371,574    $  9,435,368    $  8,974,914



--------------
(1) Certain information for 2000 has been reclassified to conform with the presentation of the three and nine month periods ended September 30, 2001.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

     For the three months ended September 30, 2001 and 2000, Dubuque was a two-casino market consisting of the Diamond Jo and the Greyhound Park. Casino gaming win in the Dubuque market increased 3.5% to $23.2 million for the three months ended September 30, 2001 from $22.4 million for the three months ended September 30, 2000. We believe this increase was primarily due to targeted players club promotions and a continued focus on maintenance of our slot mix as well as a continued focus by operators at the Greyhound Park on maintenance of their slot mix during such period. Admissions to the casinos in the Dubuque market decreased 2.1% to 555,967 for the three months ended September 30, 2001 from 568,010 for the three months ended September 30, 2000. Our admissions for the three months ended September 30, 2001 decreased 7.6% to 280,890 from 304,094 for the three months ended September 30, 2000. We believe this decrease is primarily attributable to the Diamond Jo's targeted use of marketing dollars directed primarily towards more profitable market segments during the three months ended September 30, 2001 compared to the three months ended September 30, 2000. For the three months ended September 30, 2001, our share of the Dubuque market casino admissions decreased to 50.5% from 53.5% for the three months ended September 30, 2000. Our share of the Dubuque market casino gaming win decreased to 55.2% for the three months ended September 30, 2001 from 55.9% for the three months ended September 30, 2000.

     Net revenues increased 3.7% to $13.0 million for the three months ended September 30, 2001 from $12.5 million for the three months ended September 30, 2000 due to an increase in our slot revenue of 5.0%, or $525,000, for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. This increase was a result of an increased marketing focus to attract new players club members as well as on targeting players club promotions toward specific market segments. This increase was offset by a decrease in table games revenue of $246,000. This decrease was a direct result of a 6.4%, or $615,000, decrease in our table game drop and the elimination of live poker games, which accounted for approximately $98,000 in table game revenue during the three months ended September 30, 2000. For the three months ended September 30, 2001, our win per admission increased 10.7% to $45.58 from $41.18 for the three months ended September 30, 2000. Consistent with an increase in net revenue, our win per gaming position increased 4.2% to $160.31 for the three months ended September 30, 2001 from $153.84 for the three months ended September 30, 2000. Our casino revenues increased 2.2% to $12.8 million for the three months ended September 30, 2001 from $12.5 million for the three months ended September 30, 2000. Casino revenues were derived 85.6% from slot machines and 14.4% from table games for the three months ended September 30, 2001 compared to 83.3% from slot machines and 16.7% from table games for the three months ended September 30, 2000. Net food and beverage and other revenues remained substantially unchanged at $0.8 million for the three months ended September 30, 2001 and 2000. Promotional allowances decreased 19.6% to $0.6 million for the three months ended September 30, 2001 from $0.8 million for the three months ended September 30, 2000 due to a decrease in our players club point expense.

     Casino operating expenses decreased 4.5% to $5.0 million for the three months ended September 30, 2001 from $5.2 million for the three months ended September 30, 2000 due to a decrease in players club promotions of $0.3 million. Food and beverage expenses and boat operation expenses were substantially unchanged for the three months ended September 30, 2001 and 2000. Selling, general and administrative and other expenses increased 15.5% to $1.9 million for the three months ended September 30, 2001 from $1.7 million for the three months ended September 30, 2000 due to an increase in marketing promotions and advertising of $0.2 million.

     Depreciation and amortization expenses increased 9.1% to $1.0 million for the three months ended September 30, 2001 from $0.9 million for the three months ended September 30, 2000 due primarily to the construction of a new restaurant and VIP room in the land based pavilion adjacent to the Diamond Jo during the first quarter of 2001. Net interest expense increased slightly to $2.4 million for the three months ended September 30, 2001 from $2.3 million for the three months ended September 30, 2000.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

     For the nine months ended September 30, 2001 and 2000, Dubuque was a two-casino market consisting of the Diamond Jo and the Greyhound Park. Casino gaming win in the Dubuque market increased 4.4% to $65.2 million for the nine months ended September 30, 2001 from $62.5 million for the nine months ended September 30, 2000. We believe this increase was primarily due to targeted players club promotions and a continued focus on maintenance of our slot mix as well as a continued focus by operators at the Greyhound Park on maintenance of their slot mix during such period. Admissions to the casinos in the Dubuque market decreased 3.4% to 1,485,178 for the nine months ended September 30, 2001 from 1,536,801 for the nine months ended September 30, 2000. We believe this decrease is primarily attributable to unusually bad weather during the first two months of 2001 compared to the same period in 2000, the Diamond Jo's targeted use of marketing dollars directed primarily towards more profitable market segments and one less gaming day during the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. For the nine months ended September 30, 2001, our share of the Dubuque market casino admissions decreased to 51.3% from 53.7% for the nine months ended September 30, 2000. We believe this decrease is primarily attributable to our targeted use of marketing dollars directed primarily towards more profitable market segments during the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. Our share of the Dubuque market casino gaming win decreased to 55.2% for the nine months ended September 30, 2001 from 55.7% for the nine months ended September 30, 2000. This decrease is attributed to a decrease in our table game revenue of $1,160,000, resulting from a 1.6 percentage point decrease in our table game hold percentage as well as the elimination of live poker games which accounted for approximately $315,000 in table game revenue during the nine months ended September 30, 2000.

     Net revenues increased 3.7% to $36.2 million for the nine months ended September 30, 2001 from $34.8 million for the nine months ended September 30, 2000 due to an increase in our slot revenue of 8.3%, or $2.3 million for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. This increase was a result of an increased marketing focus to attract new players club members as well as on targeting players club promotions toward specific market segments. This increase was offset by a decrease in table games revenue of $1.2 million. This decrease was a direct result of a 1.6 percentage point decrease in our table game hold percentage and the elimination of live poker games which accounted for approximately $315,000 in table game revenue during the nine months ended September 30, 2000. Our admissions for the nine months ended September 30, 2001 decreased 7.6% to 762,161 from 824,753 for the nine months ended September 30, 2000. We believe this decrease is primarily attributable to unusually bad weather during the first two months of 2001 compared to the same period in 2000, the Diamond Jo's targeted use of marketing dollars directed primarily towards more profitable market segments and one less gaming day during the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. For the nine months ended September 30, 2001, our win per admission increased 11.9% to $47.20 from $42.18 for the nine months ended September 30, 2000. Consistent with an increase in net revenue, our win per gaming position increased 9.4% to $151.81 for the nine months ended September 30, 2001 from $138.74 for the nine months ended September 30, 2000. Our casino revenues increased 3.4% to $36.0 million for the nine months ended September 30, 2001 from $34.8 million for the nine months ended September 30, 2000. This percentage increase is significantly above the average among riverboat casinos in the State of Iowa whose overall average casino revenues decreased by 0.5% during the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 based on revenues reported to the Iowa Racing and Gaming Commission. Casino revenues were derived 85.3% from slot machines and 14.7% from table games for the nine months ended September 30, 2001 compared to 81.5% from slot machines and 18.5% from table games for the nine months ended September 30, 2000. Net food and beverage revenues, other revenues and promotional allowances increased slightly to $0.3 million for the nine months ended September 30, 2001 from less than $0.1 million for the nine months ended September 30, 2000.

     Casino operating expenses increased 2.0% to $15.1 million for the nine months ended September 30, 2001 from $14.8 million for the nine months ended September 30, 2000. This increase was due primarily to an increase in gaming taxes of $236,000 due to increased gaming revenue. Food and beverage expenses, boat operation expenses and other expenses were substantially unchanged for the nine months ended September 30, 2001 and 2000. Selling, general and administrative expenses increased to $4.9 million for the nine months ended September 30, 2001 from $4.4 million for the nine months ended September 30, 2000 due to an increase in marketing promotions and advertising of $204,000, an increase in salary expense of $154,000 and an increase in professional fees of $67,000.

     Depreciation and amortization expenses increased 9.9% to $2.9 million for the nine months ended September 30, 2001 from $2.6 million for the nine months ended September 30, 2000 due primarily to the construction of a new restaurant and VIP room in the land based pavilion during the first quarter of 2001. Net interest expense increased slightly to $7.1 million for the nine months ended September 30, 2001 from $6.8 million for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash balance increased $1.2 million during the nine month period ended September 30, 2001 to $9,576,084 from $8,362,122 at December 31, 2000.

     Cash flows from operating activities of $7.9 million for the nine month period ended September 30, 2001 consisted of net income of $2.0 million increased by non-cash charges of $3.8 million, principally depreciation and amortization, and an increase in working capital of $2.2 million. The change in working capital is primarily comprised of an increase in accrued expenses of $2.5 million, which is principally due to an increase in accrued interest related to our Senior Secured Notes.

     Cash flows used for investing activities for the nine month period ended September 30, 2001 was $1.8 million. These funds were primarily used for capital expenditures relating to the development of a new restaurant and VIP room in the land based pavilion adjacent to the Diamond Jo and the purchase of replacement slot machines as well as development costs associated with our wholly owned subsidiary.

     Cash used for financing activities for the nine month period ended September 30, 2001 of $5.0 million reflects the redemption of $3.0 million of preferred members' interest in accordance with the terms of our operating agreement, distributions to members of $1.5 million and deferred financing costs of $0.5 million related to the placement of our Loan and Security Agreement dated March 12, 2001 (the "Credit Agreement") with Foothill Capital Corporation providing for commitments of up to $10 million which mature in 2005.

     On October 23, 2001, OED Acquisition, LLC ("OED"), a wholly owned subsidiary of the Company, entered into an Assignment Agreement with Peninsula Gaming Partners, LLC ("PGP"), an affiliate of the Company, which by its terms assigned to OED the Purchase Agreement dated June 27, 2001 (the "Purchase Agreement"), by and between PGP and a 50% owner in The Old Evangeline Downs, L.C., a racetrack operator in Lafayette, Louisiana (the "OED Transaction"). OED paid $523,836 for the assignment of the Purchase Agreement. The Purchase Agreement entitles OED to acquire a 50% ownership in The Old Evangeline Downs, L.C. The transaction is conditioned upon obtaining financing for the purchase price and development costs associated with the project, as well as obtaining the appropriate regulatory approvals. In July 2001, the Louisiana State Racing Commission conditionally approved the sale of 50% of The Old Evangeline Downs racetrack. The Company is currently in the process of obtaining financing for the new facility. Under the provisions of the Purchase Agreement, the Company will manage the existing racetrack and will design, construct, manage and operate a new casino and contiguous racetrack facility with pari-mutuel wagering, slots and OTB parlors in nearby Opelousas, Louisiana.

     We believe that cash on hand and cash generated from operations will be sufficient to satisfy our working capital and capital expenditure requirements (other than in connection with the OED Transaction), repay borrowings under the Credit Agreement, and satisfy our other current debt service requirements. However, we cannot assure you that this will be the case. If cash on hand and cash generated from operations are insufficient to meet these obligations, we may have to refinance our debt or sell some or all of our assets to meet our obligations.

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

     We are exposed to interest rate risk due to changes in interest rates with respect to our long-term variable interest rate debt borrowing under the Credit Agreement. As of September 30, 2001, we had no borrowings under the Credit Agreement. We have estimated our market risk exposure using sensitivity analysis. We have defined our market risk exposure as the potential loss in future earnings and cash flow with respect to interest rate exposure of our market risk sensitive instruments assuming a hypothetical increase in market rates of interest of one percentage point. Assuming we borrow the maximum amount allowed under the Credit Agreement ($10 million), if market rates of interest on our variable rate debt increased by one percentage point, the estimated market risk exposure under the Credit Agreement would be approximately $0.1 million.

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

Description                Contract Terms            Interest Rate              Cost             Fair Value
-----------                --------------            -------------              ----             ----------
Senior Secured Notes       Due July 1, 2006          12 1/4% fixed              $71.0             $68.2*


* Represents fair value as of November 14, 2001 based on information provided by an independent nationally recognized financial institution.

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

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              --------
                  3.1A. Certificate of Formation of Peninsula Gaming Company, LLC (incorporated by reference from Exhibit 3.1A to the Company's Form 10-K for the year ended December 31, 2000, file number 333-88829)

                  3.1B. Amendment to Certificate of Formation of Peninsula Gaming Company, LLC (incorporated by reference from
                           Exhibit 3.1B to the Company's Form 10-K for the year ended December 31, 2000, file number 333-88829)

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

                  3.5. Loan and Security Agreement, dated February 23, 2001 by and among Peninsula Gaming Company, LLC and Foothill Capital Corporation.

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

         (b) Reports on Form 8-K

                  None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dubuque, State of Iowa on November 14, 2001.

                            PENINSULA GAMING COMPANY

                            By:  /s/ M. Brent Stevens
                                ------------------------------------------------
                                M. Brent Stevens
                                Chief Executive Officer


                            By:  /s/ George T. Papanier
                                ------------------------------------------------
                                George T. Papanier
                                Chief Operating Officer


                            By:  /s/ Natalie A. Schramm
                                -----------------------------------------------
                                Natalie A. Schramm
                                Chief Financial Officer



                            PENINSULA GAMING CORP.

                            By:  /s/ M. Brent Stevens
                                ----------------------------------------------
                                M. Brent Stevens
                                President and Treasurer
                                (principal financial officer)