Form 10-K
period 2001-12-31
PENINSULA GAMING CO LLC
filed 2002-03-29
CIK 1095997

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________ to____________


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

       Registrant's telephone number, including area code: (563) 583-7005

        Securities registered pursuant to Section 12 (b) of the Act: None

        Securities registered pursuant to Section 12 (g) of the Act: None

                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---

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

                                TABLE OF CONTENTS

PART I
   ITEM 1.   BUSINESS.....................................................2
   ITEM 2.   PROPERTIES...................................................9
   ITEM 3.   LEGAL PROCEEDINGS............................................9
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........10

PART II
   ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                 RELATED STOCKHOLDER  MATTERS............................11
   ITEM 6.   SELECTED FINANCIAL DATA.....................................12
   ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS.....................14
   ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
             ABOUT MARKET RISK...........................................20
   ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................21
   ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE.....................21

PART III
   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT..............22
   ITEM 11.  EXECUTIVE COMPENSATION......................................23
   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT..........................................25
   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............26

PART IV
   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                 REPORTS ON FORM 8-K.....................................29

                                     PART I

ITEM 1. BUSINESS

Description of the Business

General

     We are wholly owned by Peninsula Gaming Partners, LLC, a Delaware limited liability company ("PGP") and our sole managing member. Peninsula Gaming Corp. is a wholly owned subsidiary, has no assets or operations and was formed solely to facilitate the offering of our 12 1/4% Senior Secured Notes due 2006 in certain jurisdictions. OED Acquisition, LLC is a wholly owned subsidiary formed on July 9, 2001 to facilitate the purchase of a 50% membership interest in The Old Evangeline Downs, L.C., a Louisiana limited liability company that currently owns and operates a horse track in Lafayette, LA. Unless otherwise specified herein, references to "us," "our," "we" or the "Company" shall mean Peninsula Gaming Company, LLC.

     Our address is 3rd Street Ice Harbor, PO Box 1750, Dubuque, Iowa 52004-1683, and our telephone number is (563) 583-7005.

The Diamond Jo

     We own and operate the Diamond Jo riverboat casino, one of only two licensed gaming operations in Dubuque, Iowa. We are organized in Delaware as a limited liability company and commenced operations upon our acquisition of the Diamond Jo riverboat casino on July 15, 1999.

     The Diamond Jo is a three-story, approximately 51,900 square foot riverboat casino, replicating a classic 19th century paddlewheel. The riverboat has the capacity for 1,390 patrons, features a spacious two-story atrium, and offers 650 slot machines and 24 table games in approximately 17,800 square feet of gaming space. Adjacent to the Diamond Jo is a two-story, approximately 33,000 square foot dockside pavilion, featuring our 142-seat Lighthouse Grill restaurant, our recently renovated 180-seat High Steaks restaurant, our recently constructed 25-seat Club Wild players lounge, our gift shop, and our 205-seat Harbor View Room, a full service banquet facility. Approximately 1,100 convenient parking spaces are available to our patrons, including valet parking. The Diamond Jo is open seven days a week and functions primarily as a dockside riverboat with continuous boarding. The Diamond Jo is required by Iowa law to cruise at least 100 times per year, for a minimum of two hours per cruise, which we satisfy by conducting a two-hour cruise at 7:30 a.m. on weekdays during the spring and summer months.

     The Diamond Jo operates from, and the dockside pavilion is located in, Dubuque's Ice Harbor, a waterfront development on the Mississippi River in downtown Dubuque. The Diamond Jo is centrally located in the Ice Harbor in downtown Dubuque and is accessible from each of the major highways in the area. On average, more than 30,000 vehicles pass our site per day. We share our dockside pavilion with the Spirit of Dubuque dinner-boat and the Dubuque County Historical Society, featuring a museum, historical exhibits, and an observation deck. The Mississippi River Museum is located within a five-minute walk from our site. We believe that the Diamond Jo is among the principal entertainment venues for residents in and around Dubuque.

Recent Developments

     On February 15, 2002, the Company's wholly-owned subsidiary, OED Acquisition, LLC, a Delaware limited liability company ("OEDA"), consummated its acquisition of: (i) 50% of the membership interests (the "BIM3 Interests") of The Old Evangeline Downs, L.C., a Louisiana limited company ("OED") from BIM3 Investments, a Louisiana partnership ("BIM3"); and (ii) BIM3's one-half (1/2) interest in two promissory notes in the aggregate principal amount of $13,607,208 issued by OED, for an aggregate purchase price of $15,000,000 in cash. The remaining 50% of the membership interests in OED will continue to be owned by William E. Trotter, II Family L.L.C., a Louisiana limited liability company. The acquisition was made pursuant to a purchase agreement dated June 27, 2001 by and among the Company's parent, PGP, OED and BIM3 (as amended, the "Purchase Agreement"). Pursuant to the terms of the Purchase Agreement, PGP paid a cash deposit of $500,000 which was applied against the purchase price when the acquisition was consummated. The Purchase Agreement was assigned to OEDA by PGP on October 23, 2001 for a purchase price of $523,836 which was paid by OEDA in cash. The Company will manage the existing racetrack and will design, construct, manage and operate a new casino and contiguous racetrack facility with pari-mutuel wagering, slots and OTB parlors in Opelousas, Louisiana.

     Subject to receipt of required gaming approvals, OED intends to finance the construction and development of an estimated $90 million racetrack and casino project (the "Racino Project"). The Racino Project is expected to include up to 1,525 slot machines, dirt and turf thoroughbred racetracks and several dining options. The Racino Project is one of only three racetracks in the state of Louisiana currently authorized to conduct casino operations.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 17 in the "Notes to Financial Statements" for further information about this transaction.

Casino Operations

     We regularly adjust our overall game mix to appeal to our target market, based on, among other factors, the coin-in, hold percentage, location and age of our various slot machines. Approximately 75% of the Diamond Jo's gaming positions are slot machines. The 650 slot machines, all of which have bill validators, include denominations ranging from $0.05 to $25.00, with more than 97% of the machines $1.00 or lower in denomination. At any one time, approximately 20% to 25% of our slot machines are video poker, video keno, and other electronic games of skill. We currently replace or install conversion packages on approximately 10% of our slot machines each year. Conversion packages are installations of new glass, reels and, on occasion, other coin handling equipment to slot machines to update or replace the game and its appearance without replacing the entire machine. The authorization in Iowa of wide area progressives and networks of slot machines throughout several casinos resulting in higher jackpots has allowed us to further improve our product mix with the introduction of 12 linked slot machines. The 24 table games offered by the Diamond Jo include, 15 blackjack, two craps, two-three card poker, one roulette, one progressive blackjack, one Caribbean Stud, one Caribbean Stud Draw, and one Let-It-Ride, all primarily with low betting limits.

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

     We have developed marketing and promotional strategies designed to attract new customers and reward frequent gaming customers. Our tag line, "Where the River Runs Wild" appears in all our advertising, including billboard, print, radio, and television throughout the Dubuque area, as well as in our promotional offerings. In addition to our tag line, we have established core-marketing programs utilizing the "River Runs Wild" theme and have included this theme in naming our players' club and VIP lounge. We have used our theme to create core-marketing programs which have allowed us to continue to attract new customers as well as maintain loyalty within our existing customer base.

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

Growth Strategy

     On February 15, 2002, the Company took a significant step in achieving its goal of disciplined growth in selected markets through its acquisition of 50% of The Old Evangeline Downs, L.C., a Louisiana limited liability company that owns and operates a horse track in Lafayette, Louisiana. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 17 in the "Notes to Financial Statements" for further information about this transaction.

     In the Dubuque market, we anticipate continued growth through a combination of targeted marketing initiatives, enhanced by our electronic player tracking system, and continued physical enhancements to our property. During 2000, we completely remodeled all three decks of the casino. This remodeling project creates a more open feel for the customer, which we have found to enhance the overall experience of our guests. In 2001, we remodeled our Diamond Jo Saloon into High Steaks, a restaurant/sports bar and created a "VIP" area located in the portside facility named Club Wild for our players' club members. Additionally, we expanded the square footage and seating capacity of our Lighthouse Grill restaurant located within the portside building. These enhancements to our portside facility will provide us with additional amenities to offer to our high-end customers.

     Continued growth is also anticipated through locally funded development programs, including the redevelopment project in Dubuque's Ice Harbor, where the Diamond Jo is located, known as the America's River project. The America's River project is an estimated $188,000,000 project on a 90-acre site planned for the Dubuque riverfront that features a Mississippi River Discovery Center, education and conference center, a river walk and accompanying amenities, and a riverfront hotel, conference center and indoor water park. This redevelopment project is designed to enhance the attractiveness of the Ice Harbor as a community center and tourist destination.

Competition

     General. Riverboat gaming licenses in the State of Iowa are granted to a not-for-profit "qualified sponsoring organization" and can be issued jointly to a not-for-profit qualified sponsoring organization and a boat operator. The granting of new licenses requires regulatory approval, which includes, among other things, satisfactory feasibility studies. The Dubuque Racing Association is the not-for-profit qualified sponsoring organization that, pursuant to contract between the parties, holds the excursion riverboat gaming license together with the Company as the boat operator.

     In 1998, the Iowa Racing and Gaming Commission adopted a rule that limits the number of riverboat gaming licenses in Iowa to ten, subject to limited exceptions, including licenses issued to purchasers of existing licensed facilities and licenses issued to replace an existing facility if its license is surrendered, not renewed, or revoked and prohibits the transfer of a license outside the county in which the riverboat operated on May 1, 1998. There are currently ten licensed riverboat gaming facilities operating in Iowa. The rule also prohibits existing licensees from increasing the number of gaming positions at their gaming facilities without prior gaming commission approval.

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

     Dubuque. The Diamond Jo's principal competition is the only other licensed gaming facility in Dubuque, the Dubuque Greyhound Park. The Dubuque Greyhound Park, which opened its casino in 1995, is located three miles north of the Diamond Jo and offers 600 slot machines and live greyhound racing from May through October of each year with simulcasts from other greyhound tracks. The Dubuque Greyhound Park also offers, on a limited basis, simulcasts of horse races. The Dubuque Greyhound Park is owned and operated by the Dubuque Racing Association. As a not-for-profit organization, the Dubuque Racing Association distributes a percentage of its cash flow to the City of Dubuque and local charities. The Dubuque Racing Association operating agreement allows us to restrict the number of slot machines at the Dubuque Greyhound Park to 600 if we do not increase the number of slot machines at the Diamond Jo to more than 650. In addition, subject to limited conditions, the Dubuque Racing Association operating agreement allows us to require that the weighted average theoretical slot payback percentage at the Dubuque Greyhound Park not exceed ours by more than 0.5%. We have elected to apply both of these restrictions to the Dubuque Greyhound Park. These restrictions terminate on March 31, 2002. Under Iowa law, table games, video poker, video keno and other electronic games of skill are not permitted at the Dubuque Greyhound Park.

     Legislation was enacted in 1999 in Illinois to provide for dockside gaming in Illinois, which dockside gaming is limited to ten licenses, nine of which are currently active. We believe that additional competitors are effectively precluded from entering our market due to constraints imposed by existing laws on the availability of gaming licenses.

Employees

     We maintain a staff of approximately 425 to 450 full-time equivalent employees, depending upon the time of the year. None of our employees are covered by a collective bargaining agreement. We have not experienced any labor problems resulting in a work stoppage, and believe we maintain good relations with our employees.

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

     Under Iowa law, the legal age for gaming is 21, and wagering on a "gambling game" is legal when conducted by a licensee on an "excursion gambling boat." An "excursion gambling boat" is a self-propelled excursion boat, and a "gambling game" is any game of chance authorized by the gaming commission. While dockside casino gaming is currently authorized by the gaming commission, a licensed excursion gambling boat is required to conduct at least one two-hour excursion cruise each day for at least 100 days during the excursion season to operate during the off-season. The excursion season is from April 1st through October 31st of each calendar year. The excursions conducted by the Diamond Jo during the 2001 cruising season satisfied the requirements of Iowa law for the conduct of off-season operations.

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

     Under Iowa law, a license to conduct gaming may be issued in a county only if the county electorate has approved the gaming. The electorate of Dubuque County, Iowa, which includes the City of Dubuque, approved gaming on May 17, 1994 by referendum, including gaming conducted by the Diamond Jo. Approximately 80% of the votes cast approved gaming at that time. However, the 2002 referendum must be held at the general election in 2002, and a reauthorization referendum must be held each eight years afterward. Each referendum requires the vote of a majority of the votes cast. If any reauthorization referendum is defeated, Iowa law provides that any previously issued gaming license will remain valid and subject to renewal for a total of nine years from the date of original issuance of the license, subject to earlier non-renewal or revocation under Iowa law and regulations applicable to all licenses.

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

     The gaming commission adopted in 1998 a rule that prohibits licensees, including the Diamond Jo, from increasing the number of gaming positions without gaming commission approval. This approval is based on several factors, including whether the increase will:

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

     Iowa has a graduated wagering tax on riverboat gambling equal to five percent of the first one million dollars of adjusted gross receipts, ten percent on the next two million dollars of adjusted gross receipts and twenty percent on adjusted gross receipts of more than three million dollars. In addition, Iowa riverboats share equally in costs of the gaming commission and related entities to administer gaming in Iowa. For the fiscal year ended December 31, 2001, our share of such expenses was approximately $405,000. Further, the Diamond Jo pays to the City of Dubuque a fee equal to $.50 per passenger.

     If the gaming commission decides that a gaming law or regulation has been violated, the gaming commission has the power to assess fines, revoke or suspend licenses or to take any other action as may be reasonable or appropriate to enforce the gaming rules and regulations. In addition, renewal is subject to, among other things, continued satisfaction of suitability requirements.

     Regulatory Requirements Applicable to Owners of the Securities and Others. We are required to notify the gaming commission as to the identity of, and may be required to submit background information regarding, each director, corporate officer and owner, partner, joint venture, trustee or any other person who has a beneficial interest of five percent or more, direct or indirect, in Peninsula Gaming Company. The gaming commission may also request that we provide them with a list of persons holding beneficial ownership interests in Peninsula Gaming Company of less than five percent. For purposes of these rules, "beneficial interest" includes all direct and indirect forms of ownership or control, voting power or investment power held through any contract, lien, lease, partnership, stockholding, syndication, joint venture, understanding, relationship, present or reversionary right, title or interest, or otherwise. The gaming commission may determine that holders of the notes, Peninsula Gaming Company's common membership interests and preferred membership interests, and PGP's common membership interests and convertible preferred membership interests have a "beneficial interest" in us. The gaming commission may limit, make conditional, suspend or revoke the license of a licensee in which a director, corporate officer or holder of a beneficial interest in the person includes or involves any person or entity which is found to be ineligible as a result of want of character, moral fitness, financial responsibility, or professional qualifications or due to failure to meet other criteria employed by the gaming commission.

     If any gaming authority, including the gaming commission, requires any person, including a record or beneficial owner of the securities, to be licensed, qualified or found suitable, the person must apply for a license, qualification or finding of suitability within the time period specified by the gaming authority. The person would be required to pay all costs of obtaining the license, qualification or finding of suitability. If a record or beneficial owner of any of the notes or any membership interest of PGP or Peninsula Gaming Company is required to be licensed, qualified or found suitable and is not licensed, qualified or found suitable by the gaming authority within the applicable time period, these notes or membership interests will be subject to regulatory redemption procedures. Notes to be redeemed under a required regulatory redemption are redeemable by us, in whole or in part, at any time upon not less than 20 business days nor more than 60 days notice, or such earlier date as may be ordered by any governmental authority.

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

     The Shipping Act of 1916; The Merchant Marine Act of 1936. The Shipping Act of 1916, and the Merchant Marine Act of 1936, and applicable regulations contain provisions which would prevent persons who are not citizens of the United States from holding in the aggregate more than 25% of our outstanding membership interests, directly or indirectly. Peninsula Gaming Company's and PGP's respective operating agreements contain prohibitions against any purchase or transfer of Peninsula Gaming Company's or PGP's respective membership interests to any person or entity if, following the purchase or transfer, more than 25% of Peninsula Gaming Company's membership interests are owned, directly or indirectly, by persons who are not citizens of the United States. Any such purchase or transfer in violation of Peninsula Gaming Company's or PGP's respective operating agreements is null and void, and Peninsula Gaming Company and PGP will not recognize the purchaser, transferee or purported beneficial owner as a direct or indirect holder of an interest in Peninsula Gaming Company or PGP, respectively, for any purpose. To the extent required by maritime laws, the managing member, managers and the officers of PGP and Peninsula Gaming Company must be citizens of the United States.

     Other Regulations. We are subject to federal, state and local environmental and safety and health laws, regulations and ordinances that apply to non-gaming businesses generally, such as the Clean Air Act, Federal Water Pollution Control Act, Occupational Safety and Health Act, Resource Conservation Recovery Act, Oil Pollution Act of 1990 and Comprehensive Environmental Response, Compensation and Liability Act, each as amended. We have not incurred, and do not expect to incur, material expenditures with respect to these laws. There can be no assurances, however, that we will not incur material liability under these laws in the future.

ITEM 2. PROPERTIES

     The gaming commission approved our application for a license to operate a gaming riverboat on May 20, 1999, effective upon the acquisition of the Diamond Jo. The properties we acquired upon consummation of the acquisition of the Diamond Jo are located within the historic Ice Harbor on the west bank of the Mississippi River in Dubuque, Iowa. These properties consist of several parcels of real property previously owned by Harbor Community Investment. We own a fee interest in the dockside pavilion, consisting of approximately 33,000 square feet, a surface parking lot within close proximity to the dockside pavilion, and the walkway connecting the dockside pavilion to the ramp, which leads to where the Diamond Jo is moored.

     The Diamond Jo and its dockside facility are currently pledged as collateral with respect to the 12 1/4% Senior Secured Notes due 2006, issued on July 15, 1999 by the Company and Peninsula Gaming Corp. in the original face amount of $71 million.

     In addition to the properties we purchased, we currently lease property used as surface parking consisting of approximately 194 parking spaces that are in close proximity to the Diamond Jo. This leased property is currently owned by the City of Dubuque and leased to the Dubuque Racing Association, which in turn subleases these properties to us. The sublease requires us to pay one dollar per year as rent. The terms of the Dubuque Racing Association lease with the City of Dubuque and our sublease with the Dubuque Racing Association have each been extended through December 31, 2008. In exchange for the extension of the sublease with the Dubuque Racing Association, we are required, under some circumstances, to share costs of maintaining the subleased parking lots.

     The Company is also party to a parking agreement by and among the City of Dubuque, the Dubuque Racing Association, the Dubuque County Historical Society and the Spirit of Dubuque, which governs the use of additional parking spaces we currently use. In addition to the leased parking lot discussed above, the agreement also gives our patrons and employees the non-exclusive right to use approximately 683 additional parking spaces that are owned by the City of Dubuque and the Dubuque County Historical Society and are located in close proximity to the Diamond Jo.

     On February 15, 2002, the Company completed the purchase of a 50% membership interest in The Old Evangeline Downs, L.C., a Louisiana limited company that currently owns and operates a horse track in Lafayette, LA. See "Business - Recent Developments", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 17 in the "Notes to Financial Statements" for further information about this transaction.

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

     As of March 15, 2002, there was one holder of record of the common equity of the Company, and the Company was the sole shareholder of Peninsula Gaming Corp. and held a 100% membership interest in OED Acquisition, LLC. The Company paid $1,760,908 in 2001 and $1,917,551 in 2000 to Peninsula Gaming Partners, LLC ("PGP"), the Company's parent and sole member, primarily in respect of (i) certain consulting and financial advisory services relating to the business operations of the Company, (ii) board fees and expenses paid to the members of the board of managers of PGP, and (iii) tax, accounting, legal and administrative costs and expenses of PGP relating to the business operations of the Company.

ITEM 6. SELECTED FINANCIAL DATA

     The following table represents selected financial data of the Company or its predecessor companies, Greater Dubuque Riverboat Entertainment Company and Harbor Community Investment, L.C., for the five years ended December 31, 2001.

     The selected historical financial data for the five years ended December 31, 2001 are derived from audited financial statements of the Company or its predecessor combined companies. The Company acquired the operations of the predecessor companies on July 15, 1999. The selected financial data set forth below should be read in conjunction with, and is qualified in its entirety by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's and the predecessor companies' financial statements and the related notes included elsewhere in this document.

     As set forth in the table below, the amount of non-recurring expenses consists of non-recurring charges related to sale of business and litigation involving the prior owners of the Diamond Jo and Greater Dubuque Riverboat Entertainment Company as well as organizational costs and severance expenses incurred by the Company during the period July 15, 1999, the date of inception, to December 31, 1999. For purposes of determining the ratio of earnings to fixed charges, earnings are defined as income before income taxes plus fixed charges. Fixed charges include interest expense on all indebtedness and amortization of deferred financing costs and bond discount. The Company's ratio of earnings to fixed charges for the period from July 15, 1999, the date of inception, to December 31, 1999 would have been 1.1x if the start-up and organizational costs expensed during this period were excluded.

                                                                    Peninsula
                            Peninsula Gaming                         Gaming
                                Company              Pro Forma       Company                      Predecessor Companies
                        -----------------------------------------------------------  --------------------------------------------
                                                                     Period from         Period from
                                                                  July 15, 1999 to    January 1, 1999 to
                           2001          2000           1999      December 31,1999      July 14, 1999       1998           1997
                        -----------------------------------------------------------  --------------------------------------------
                                                      (Dollars in thousands)
Statement of
Operations Data
Revenues:
Casino                  $ 47,710       $ 45,519       $ 44,916       $ 21,153             $ 23,763       $ 44,167       $ 40,572
Food and beverage          2,745          2,663          2,643          1,235                1,408          2,469          2,449
Other                        132            169            243            122                  121            290            406
Less:  Promotional
allowances                (2,470)        (2,599)        (1,927)        (1,017)                (910)        (1,802)        (1,399)
                        --------------------------------------------------------------------------------------------------------
Net revenues              48,117         45,752         45,875         21,493               24,382         45,124         42,028

Expenses:
Casino                    20,375         19,517         18,399          8,599                9,800         17,850         16,415
Food and beverage          2,857          2,856          2,808          1,328                1,480          2,460          2,269
Boat operations            2,259          2,242          2,100            991                1,109          2,176          2,054
Other                         22             37             37             16                   21             54             65
Selling, general and
administrative             6,681          6,459          7,383          3,736                3,647          6,477          6,523
Depreciation and
amortization               3,963          3,571          2,698          1,541                1,157          1,895          1,826
State of Wisconsin
government relations         147
Non-recurring expenses                                   5,005          3,134                1,871            928            170
                        --------------------------------------------------------------------------------------------------------
Total expenses            36,304         34,682         38,430         19,345               19,085         31,840         29,322

Income From Operations    11,813         11,070          7,445          2,148                5,297         13,284         12,706
Other income (expense)
Interest income              184            434            231            155                   76            142            222
Interest expense          (9,640)        (9,507)        (4,714)        (4,383)                (331)        (1,142)        (1,772)
Loss on sale of assets      (152)          (122)          (166)           (68)                 (98)           (74)           (88)
                        --------------------------------------------------------------------------------------------------------
Total other expense       (9,608)        (9,195)        (4,649)        (4,296)                (353)        (1,074)        (1,638)

                              Peninsula Gaming                     Peninsula Gaming
                                  Company              Pro Forma        Company                    Predecessor Companies
                          -----------------------------------------------------------  --------------------------------------------
                                                                       Period from         Period from
                                                                    July 15, 1999 to   January 1, 1999 to
                            2001           2000           1999      December 31,1999      July 14, 1999      1998           1997
                          -----------------------------------------------------------  --------------------------------------------
                                                      (Dollars in thousands)
Preferred member
distributions                 (386)          (630)          (289)          (289)
                          ----------------------------------------------------------   -------------------------------------------
Net income (loss) to
common interests          $  1,819       $  1,245       $ (2,437)      $ (2,437)            $  4,944       $ 12,210       $ 11,068
                          ==========================================================   ===========================================

Ratio of earnings to
fixed charges                 1.2x           1.1x                           .5x                13.5x          10.8x           6.5x

Other Data
Cash flows from
operating activities      $  7,250       $  4,951                      $  2,475             $  6,134       $ 14,638       $ 12,522
Cash flows from
investing activities        (2,816)        (2,409)                      (68,611)                  80         (1,793)         4,196
Cash flows from
financing activities        (5,273)        (2,099)                       74,055               (8,277)       (12,806)       (15,114)
Distributions to
common members               1,761          1,918                           286                5,258          7,027          6,583

                          ------------------------                ------------------                    --------------------------
Balance Sheet Data:          2001           2000                          1999                               1998            1997
                          ------------------------                ------------------                    --------------------------
Current assets            $  8,034       $  9,134                      $  8,765                            $  6,767       $  6,255
Total assets                84,374         86,788                        88,175                              29,252         28,915
Current liabilities          3,964          3,533                         4,370                               8,133          6,829
Total debt                  70,860         70,764                        70,680                               9,822         15,100

Preferred member interest,
redeemable                   4,000          7,000                         7,000
Total members' equity        5,663          5,604                         6,277                              16,697         11,513

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

          o the termination of our operating agreement with the Dubuque Racing Association, Ltd. or the failure of the Dubuque Racing Association, Ltd. to continue as our "qualified sponsoring organization,"

          o the loss of our riverboat casino or land-based facilities due to casualty, weather, mechanical failure or any extended or extraordinary maintenance or inspection that may be required,

          o our failure to obtain licensing approval by the Louisiana Gaming Authority relating to our investment in The Old Evangeline Downs, L.C.,

          o our ability to obtain financing on commercially reasonable terms to finance the Racino Project, and

          o other factors discussed in our other filings with the Securities and Exchange Commission.

2001 Compared to 2000

     Dubuque was a two-casino market consisting of the Diamond Jo and the Greyhound Park during 2001 and 2000. Casino gaming win in the Dubuque market increased 6.1% to $86.3 million in 2001 from $81.3 million in 2000. We believe this increase was primarily due to targeted players club promotions and a continued focus on maintenance of our slot mix as well as a continued focus by operators at the Greyhound Park on maintenance of their slot mix during such period. Admissions to casinos in the Dubuque market decreased slightly to 1,946,326 in 2001 from 1,960,915 in 2000. We believe this decrease is primarily attributable to the Diamond Jo's targeted use of marketing dollars directed primarily towards more profitable market segments and one less gaming day during 2001 compared to 2000. During 2001, our share of the Dubuque market casino admissions decreased to 51.7% from 53.9% in 2000. We believe this decrease is primarily attributable to our targeted use of marketing dollars directed primarily towards more profitable market segments during 2001 compared to 2000. Our share of the Dubuque market casino gaming win decreased to 55.3% in 2001 from 56.0% in 2000. This decrease is attributed to a decrease in our table game revenue of $1,343,000, resulting from a 9.2% decrease in our table game hold percentage to 19.8% in 2001 from 21.8% in 2000, as well as the elimination of live poker games which accounted for approximately $315,000 in table game revenue during 2000.

     Net revenues increased 5.2% to $48.1 million in 2001 from $45.8 million in 2000, primarily due to an increase in our slot revenue of 9.5%, or $3.5 million in 2001 compared to 2000. This increase was a result of an increased marketing focus to attract new players club members as well as targeting players club promotions toward specific market segments. This increase was offset by a decrease in table games revenue of $1.3 million. This decrease was a direct result of a 2.0 percentage point decrease in our table game hold percentage and the elimination of live poker games which accounted for approximately $315,000 in table game revenue during 2000. Our admissions during 2001 decreased 4.8% to 1,006,237 from 1,057,386 in 2000. We believe this decrease is primarily attributable to our targeted use of marketing dollars directed primarily towards more profitable market segments, the elimination of live poker and one less gaming day during 2001 compared to 2000. During 2001, our win per admission per day increased 10.1% to $47.41 from $43.05 in 2000. Consistent with an increase in net revenue, our win per gaming position per day increased 9.4% to $150.59 in 2001 from $137.68 in 2000. Our casino revenues increased 4.8% to $47.7 million in 2001 from $45.5 million in 2000. Based on revenues reported to the Iowa Racing and Gaming Commission, this percentage increase is above the average among riverboat casinos in the State of Iowa whose overall average casino revenues increased only 3.0% during 2001 compared to 2000. Casino revenues were derived 85.6% from slot machines and 14.4% from table games in 2001, compared to 81.9% from slot machines and 18.1% from table games in 2000. Net food and beverage revenues, other revenues and promotional allowances increased slightly to $0.4 million in 2001 from $0.2 million in 2000.

     Casino operating expenses increased 4.4% to $20.4 million in 2001 from $19.5 million in 2000. This increase was due primarily to an increase in gaming taxes of $515,000 primarily due to increased gaming revenue and an increase in slot lease expense of $458,000. Food and beverage expenses, boat operation expenses and other expenses were substantially unchanged . Selling, general and administrative expenses increased 3.4% to $6.7 million in 2001 from $6.5 million in 2000 due primarily to an increase in marketing promotions and advertising of $191,000. During 2001, the Company incurred expenses of $147,163 related to a governmental relations services agreement with respect to gaming issues and developments in the State of Wisconsin which might affect the Company and its gaming operations. Additional expenses related to this agreement totaling $55,000 are expected to be charged to operating expenses through the first half of 2002 at which time the agreement for such governmental relations services will expire. The Company does not plan to incur any additional expenses to provide such governmental relations services relative to the State of Wisconsin after the current agreement expires.

     Depreciation and amortization expenses increased 11.0% to $4.0 million in 2001 from $3.6 million in 2000 due primarily to the construction of a new restaurant and VIP room in the land based pavilion during the first quarter of 2001. Net interest expense increased 4.2% to $9.5 million in 2001 from $9.1 million in 2000 due primarily to a decrease in interest income of $250,000, which is a direct result of a decrease in short-term interest rates in 2001 compared to 2000, and an increase in interest expense of $95,000 in amortization of deferred financing costs related to the senior secured credit facility entered into by the Company in March of 2001.

2000 Compared to 1999

     The results of operations for 2000 represent our results of operations for the entire twelve months. The results of operations for 1999 discussed below include our results of operations for the five and a half months ended December 31, 1999 and the combined results of operations for the six and a half months ended July 14, 1999 for the predecessor companies. As a result of the substantially different capital structure of our company in comparison to that of the predecessor companies, and of the applications of purchase accounting in connection with the acquisition, our results of operations may not be entirely comparable to the results of operations of the predecessor companies. In order to allow for the transfer of ownership of the Diamond Jo in accordance with the gaming commission guidelines, the Diamond Jo was closed for 30 business hours on July 14 and 15, 1999.

     Dubuque was a two-casino market consisting of the Diamond Jo and the Greyhound Park during 2000 and 1999. Casino gaming win in the Dubuque market increased 3.3% to $81.3 million in 2000 from $78.7 million in 1999. We believe this increase was primarily due to increased player's club promotions and a change in our slot mix and the slot mix at the Greyhound Park. Admissions to casinos in the Dubuque market decreased 2.2% to 1,960,915 in 2000 from 2,005,452 in 1999. This decrease was primarily due to a record snowfall level of 35.8 inches during the month of December 2000. As a result of this snowfall, total admissions in December 2000 decreased by 32,745 patrons compared to December 1999. During 2000, our share of the Dubuque market casino gaming win decreased to 56.0% from 57.1% and casino admissions decreased to 53.9% from 55.2%, in each case, compared to 1999. We believe our market share decrease in casino gaming win was primarily due to the higher Greyhound Park slot win percentage of 6.47% in 2000 compared to our slot win percentage of 6.22% for the same year (in contrast to our and Greyhound Park's slot win percentages of 6.28% and 6.30%, respectively, in 1999).

     Net revenues decreased slightly to $45.8 million in 2000 from $45.9 million in 1999. Our admissions in 2000 decreased 4.5% to 1,057,386 from 1,106,829 in 1999, partially as a result of the aforementioned inclement weather during December 2000. Admissions for the month of December 2000 decreased by 21,954 from December 1999. In addition, we incurred a decrease in bus and banquet passengers of 23,879 in 2000 compared to 1999 due to our change in marketing strategy. During 2000, our win per admission per day increased 6.1% to $43.05 from $40.58 in 1999. Consistent with an increase in casino revenues, our win per gaming position per day increased 5.9% to $137.68 in 2000 from $130.03 in 1999. Our casino revenues also increased 1.3% to $45.5 million in 2000 from $44.9 million in 1999. Casino revenues were derived 81.9% from slot machines and 18.1% from table games in 2000 compared to 81.1% from slot machines and 18.9% from table games, respectively, in 1999. The increase in casino revenues was due primarily to an increase in slot revenues of 2.3% to $37.3 million in 2000 from $36.4 million in 1999. The increase in slot revenues was offset by a decrease in table game revenues of 3.5% to $8.2 million in 2000, from $8.5 million in 1999. Food and beverage revenues and other revenues decreased slightly to $2.8 million in 2000 from $2.9 million in 1999. Promotional allowances increased to $2.6 million in 2000 from $1.9 million in 1999 due primarily to an increase in player points expense of $671,000 due to triple point promotions.

     Casino operating expenses increased 6.1% to $19.5 million or 42.9% of casino revenues in 2000 from $18.4 million or 41.0% of casino revenues in 1999. This increase of $1.1 million was due primarily to an increase in casino and players club promotions of approximately $891,000 and an increase of $334,000 in gaming taxes due to increased revenue. This was partially offset by a reduction in rental expense of $196,000 related to vendor participation leases for slot machines. Food and beverage expenses and boat operation expenses increased slightly to $2.9 million and $2.2 million, respectively, in 2000 from $2.8 and $2.1 million, respectively, in 1999. Selling, general and administrative expenses decreased 12.5% to $6.5 million in 2000 from $7.4 million in 1999, primarily due to the 1999 expenses relating to nonrecurring litigation and severance pay of approximately $0.5 million involving the separation and release agreement of the former Chief Operating Officer of Peninsula Gaming and a decrease in marketing and group promotions of approximately $0.4 million. Included in 1999 operating expenses were non-recurring expenses of $2.4 million related to the sale of the business, litigation involving the prior owners of the Diamond Jo and severance payments described above and $3.1 million of start-up and organization costs.

     Depreciation and amortization expense increased 32.3% to $3.6 million in 2000 from $2.7 million in 1999. This increase was due primarily to the amortization of $1.4 million for the $56.6 million of goodwill recorded in connection with the July 1999 acquisition in 2000 compared to $.6 million in 1999 arising out of goodwill of $56.6 million recorded in connection with the July 1999 acquisition. Net interest expense was $9.1 million in 2000 and

$4.5 million in 1999. The increase in interest expense was due to the inclusion of twelve months of interest in 2000 relating to the issuance of our 12 1/4% Senior Secured Notes due 2006, as compared to the inclusion of five and a half months of interest in 1999. Loss on disposal of assets was $0.1 million in 2000 and $0.2 million in 1999. These losses were attributable primarily to the replacement and upgrade of slot machines and the remodeling of our portside facility.

Liquidity and Capital Resources

     At December 31, 2001, we had outstanding long-term debt of approximately $71 million and total member's equity of approximately $5.7 million.

     Financing Activities

     On July 15, 1999, we completed a private placement of $71 million aggregate principal amount of Series A 12 1/4% Senior Secured Notes due 2006 in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Rule 144A promulgated thereunder. On March 15, 2000, we consummated a registered exchange offer, pursuant to which all of our issued and outstanding Series A 12 1/4% Senior Secured Notes due 2006 were exchanged for our Series B 12 1/4% Senior Secured Notes due 2006 (hereinafter referred to as the "Notes").

     The Notes are secured by all of our current and future tangible and intangible assets (with the exception of certain excluded assets). The Notes, which mature on July 1, 2006, are redeemable at our option, in whole or in part at any time or from time to time, on and after July 1, 2003 at certain specified redemption prices set forth in our indenture governing the Notes. The indenture governing the Notes contains a number of restrictive covenants and agreements, including covenants that limit our ability to, among other things: (1) incur more debt; (2) pay dividends, redeem stock or make other distributions; (3) issue stock of subsidiaries; (4) make investments; (5) create liens; (6) enter into transactions with affiliates; (7) merge or consolidate; and (8) transfer or sell assets. The events of default under the indenture include provisions that are typical of senior debt financings. Upon the occurrence and continuance of certain events of default, the trustee or the holders of not less than 25% in aggregate principal amount of outstanding Notes may declare all unpaid principal and accrued interest on all of the Notes to be immediately due and payable. Upon the occurrence of a change of control (as defined in the indenture), each holder of the Notes will have the right to require us to purchase all or a portion of such holder's Notes pursuant to the offer described in the indenture at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.

     On July 15, 1999, the Company authorized and issued $9.0 million of common membership units to PGP. The combined proceeds from this transaction and the issuance of the Notes were used to complete the purchase of certain assets comprising the Diamond Jo casino and related real property.

     On March 12, 2001, the Company entered into a Loan and Security Agreement (the "Credit Agreement") with Foothill Capital Corporation providing for commitments of up to $10 million which mature in 2005. The outstanding loans will bear interest at a rate equal to (a) the LIBOR rate plus 3.00% with respect to LIBOR rate loans and (b) the base rate plus 0.75% with respect to base rate loans, provided that the outstanding obligations shall not at any time bear interest at a rate per annum less than 8.50%. Indebtedness under the Credit Agreement is secured by substantially all of the Company's assets (which assets also secure the Company's obligations under the Notes). The Credit Agreement contains a number of restrictive covenants and agreements similar to (and in certain cases more restrictive than) those contained in the indenture governing the Notes, including a minimum earnings requirement of maintaining EBITDA of at least $10 million as of the end of each fiscal quarter (calculated based upon the immediately preceding 12 month period), and certain events of default customary for senior secured credit facilities. For purposes of the Credit Agreement, EBITDA is defined as consolidated net earnings (or loss), minus extraordinary gains, plus interest expense, income taxes, and depreciation and amortization. At December 31, 2001, the Company had no borrowings outstanding under the Credit Agreement. On February 15, 2002, the Company amended its credit facility to increase aggregate commitments under its revolver to $12,500,000.

     Acquisition of The Old Evangeline Downs, L.C.

     On February 15, 2002, the Company's wholly-owned subsidiary, OED Acquisition, LLC, a Delaware limited liability company ("OEDA"), consummated its acquisition of: (i) 50% of the membership interests (the "BIM3 Interests") of The Old Evangeline Downs, L.C., a Louisiana limited company ("OED") from BIM3 Investments, a Louisiana partnership ("BIM3"); and (ii) BIM3's one-half (1/2) interest in two promissory notes in the aggregate principal amount of $13,607,207.90 issued by OED, for an aggregate purchase price of $15,000,000 in cash. The remaining 50% of the membership interests in OED will continue to be owned by William E. Trotter, II Family L.L.C., a Louisiana limited liability company. The acquisition was made pursuant to a purchase agreement dated June 27, 2001 by and among the Company's parent, PGP, OED and BIM3 (as amended, the "Purchase Agreement"). Pursuant to the terms of the Purchase Agreement, PGP paid a cash deposit whichwas applied against the purchase price when the acquisition was consummated. The Purchase Agreement was assigned to OEDA by PGP on October 23, 2001 for a purchase price of $523,836 which was paid by OEDA in cash. The Company will manage the existing racetrack and will design, construct, manage and operate a new casino and contiguous racetrack facility with pari-mutuel wagering, slots and OTB parlors in Opelousas, Louisiana.

     The source of funds for the transactions described above was $3,000,000 of cash on-hand and $12,000,000 of borrowings under the Company's Credit Agreement with Foothill Capital Corporation. On February 15, 2002, the Company amended its credit facility to increase aggregate commitments under its revolver to $12,500,000 and obtained consents under the indenture governing its Notes to consummate the OED transaction. On March 7, 2002, the Company paid consent fees totaling $887,500 to holders of its Senior Secured Notes related to its investment in OED.

     Subject to receipt of required gaming approvals, OED intends to finance the construction and development of an estimated $90 million racetrack and casino project (the "Racino Project"). The Company is currently investigating financing alternatives for the construction and development costs including, but not limited to, a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Rule 144A. The Racino Project is expected to include up to 1,525 slot machines, dirt and turf thoroughbred racetracks and several dining options. The Racino Project is one of only three racetracks in the state of Louisiana currently authorized to conduct casino operations. The successful completion of the Racino Project is subject to factors beyond the control of OED. The extent and timing of the development and construction of the Racino Project will depend on available cash flow or the ability to obtain financing. There can be no assurance that sufficient cash flow or necessary financing will be available on satisfactory terms to OED. In addition, the Company and OED will be subject to comprehensive and stringent government regulations. The Company and OED and their respective officers, directors, members, significant shareholders and employees will be subject to the Louisiana Gaming Authority and will need to submit to a regulatory review process prior to mandatory licensing. There can be no assurance that all necessary licenses will be issued, or issued on a timely basis. For the foregoing reasons, there can no assurance that the Racino Project will be completed, or completed in a timely manner. In 2002, the Company will consolidate the operations of OED into the Company's consolidated financial statements since it will have substantive control of OED.

     Cash Flows from Operating, Investing and Financing Activities

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

     We generated $7.3 million in cash flows from operations in 2001, which consisted of net income of $1.8 million increased by non-cash charges of $5.2 million, principally depreciation and amortization, and an increase in working capital of $0.3 million.

     Cash flows used for investing activities in 2001 was $2.8 million. These funds were primarily used for (i) capital expenditures of $1.6 million relating to the development of a new restaurant and VIP room in the land based pavilion adjacent to the Diamond Jo, the purchase of replacement slot machines and other capital expenditures and (ii) development costs of $1.2 million associated with our investment in OED.

     Cash used for financing activities in 2001 of $5.3 million reflects the redemption of $3.0 million of preferred members' interest in accordance with the terms of our operating agreement, distributions to members of $1.8 million and deferred financing costs of $0.5 million related to the placement of our Credit Agreement.

     We believe that cash on hand and cash generated from operations will be sufficient to satisfy our working capital and capital expenditure requirements (other than in connection with the Racino Project), repay borrowings under the Credit Agreement, and satisfy our other current debt service requirements. However, we cannot assure you that this will be the case. If cash on hand and cash generated from operations are insufficient to meet these obligations, we may have to refinance our debt or sell some or all of our assets to meet our obligations.

     Contractual Commitments

     The Company's only contractual commitments relate to our Notes (see Note 4 to the financial statements), our operating and capital leases (see Notes 6 and 8 to the financial statements) and our outstanding redeemable preferred members' interest (see Note 12 to the financial statements).

Seasonality and Inflation

     Our business is subject to seasonal fluctuations in the Iowa gaming business, which is typically weaker from November through February as a result of adverse weather conditions, and typically stronger from March through October. In general, our payroll and general and administrative expenses are affected by inflation. Although inflation has not had a material effect on our business to date, we could experience more significant effects of inflation in future periods.

Critical Accounting Policies

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

Recent Accounting Pronouncements

     During the year ended December 31, 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board ("FASB") issued EITF 00-22 "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future" to be effective for all financial statements issued after February 15, 2001. The Company adopted EITF 00-22 during the first quarter of 2001. This EITF requires, among other things, that the expected future costs associated with loyalty programs and promotions that are earned by customers during the reporting period are to be accrued in the same period with the related costs included as an offset to revenues. Such costs were $1,208,096, $1,483,119 and $466,524 in 2001 and 2000 and the period July 15, 1999 (date of inception) through December 31, 1999, respectively. Costs in 2000 and the period July 15, 1999 (date of inception) through December 31, 1999 have been reclassified from casino expense to promotional allowances in the Statements of Operations to conform with the current year presentation. Adoption of EITF 00-22 had no effect on net income to Common Members' Interest for the periods presented.

     In June 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS 141") and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 addresses financial accounting and reporting for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. In addition, SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. SFAS 142 provides that goodwill and certain indefinite lived intangible assets will no longer be amortized but will be reviewed at least annually for impairment and written down and charged to income when their recorded value exceeds their estimated fair value. Separate intangible assets that do not have an indefinite life will continue to be amortized over their useful lives. The Company expects to adopt both SFAS 141 and SFAS 142 effective January 1, 2002. Management does not expect the adoption of these statements to have an effect on the Company's results of operations or financial position other than goodwill which will no longer be amortized. The Company estimates that 2001 adjusted net income would have been approximately $3,233,468, assuming the non-amortization provisions of these standards had been adopted at the beginning of 2001.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143 is effective beginning in 2003 and requires recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. Management does not expect the adoption of SFAS 143 to have a material effect on the Company's results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 is effective beginning in 2003 and is not expected to materially change the methods used by the Company to measure impairment losses on long-lived assets.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that costs of start-up activities and organization costs be expensed as incurred and was effective for the Company in 1999. The Company expensed $3,134,095 of organizational costs relating to the acquisition during the period July 15, 1999 (date of inception) through December 31, 1999.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to certain market risks which are inherent in the Company's financial instruments which arise from transactions entered into in the normal course of business. Although the Company currently utilizes no derivative financial instruments and during 2001 had no variable rate debt which may expose the Company to significant market risk, the Company is exposed to fair value risk due to changes in interest rates with respect to its long-term fixed interest rate debt borrowings. As our fixed rate debt matures, future earnings and cash flows may be impacted by changes in interest rates related to debt incurred to fund repayments under such fixed interest rate debt borrowings.

     The following information relates to the Company's debt instrument subject to interest rate risk at December 31, 2001 (dollars in millions):

        Description           Contract Terms        Interest Rate         Cost      Fair Value
   Senior Secured Notes      Due July 1, 2006       12 1/4% fixed         $71.0       $71.0*

     * Represents estimated fair value of such debt instrument as of March 13, 2002 based on information provided by the Company's investment banking firm.

     We have no investments in market risk sensitive instruments issued by others. The only securities owned by Peninsula Gaming Company are the shares of common stock of its wholly owned subsidiary Peninsula Gaming Corp. and its membership interests in its wholly owned subsidiary OED Acquisition, LLC.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Audited financial statements and the notes thereto are combined in pages F-1 through F-26.


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

     Name                             Age                         Position
     ----                             ---                         --------

     M. Brent Stevens..............   41    Manager of Peninsula Gaming Partners; Director of
                                            Peninsula Gaming Corp.; Chief Executive Officer of
                                            Peninsula Gaming Partners and Peninsula Gaming
                                            Company; President and Treasurer of Peninsula
                                            Gaming Corp.

     George T. Papanier............   44    Chief Operating Officer of Peninsula Gaming Company

     Natalie A. Schramm............   31    Chief Financial Officer and Assistant General Manager
                                            of Peninsula Gaming Company

     Michael S. Luzich.............   47    Manager of Peninsula Gaming Partners; Director of
                                            Peninsula Gaming Corp.; President of Corporate
                                            Development and Secretary of Peninsula Gaming
                                            Partners; Vice President and Secretary of Peninsula
                                            Gaming Corp.; Secretary of Peninsula Gaming
                                            Company

     Terrance W. Oliver............   52    Manager of Peninsula Gaming Partners
     Andrew R. Whittaker...........   39    Manager of Peninsula Gaming Partners

Management Profiles

     Following is a brief description of the business experience of each of the executive officers of Peninsula Gaming Company and of the managers and executive officers of PGP listed in the preceding table.

M. Brent Stevens - Manager of Peninsula Gaming Partners; Director of Peninsula Gaming Corp; Chief Executive Officer of Peninsula Gaming Partners and Peninsula Gaming Company; President and Treasurer of Peninsula Gaming Corp. Since 1990, Mr. Stevens has been employed by Jefferies & Company, Inc., and presently is an Executive Vice President in the Corporate Finance department. Mr. Stevens has been a board member of American Restaurant Group, Inc. since 1999. Mr. Stevens joined us in December 1998 and has held each of the positions listed above since that date.

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

Michael S. Luzich - Manager, President of Corporate Development and Secretary of Peninsula Gaming Partners; Director, Vice President and Secretary of Peninsula Gaming Corp.; Secretary of Peninsula Gaming Company. Mr. Luzich is the founder and President of the Cambridge Investment Group, L.L.C., an investment and development company located in Las Vegas, Nevada. Prior to October 1995, Mr. Luzich was a founding partner and director of Fitzgeralds New York, Inc. and Fitzgeralds Arizona Management, Inc., which are development companies responsible for the Turning Stone Casino near Syracuse, New York for the Oneida Tribe and the Cliff Castle Casino near Sedona, Arizona for the Yavapai-Apachi Tribe, respectively. Mr. Luzich joined us in December 1998.

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

ITEM 11. EXECUTIVE COMPENSATION

     Subject to the approval of the holders of at least 85% of the voting common membership interests of PGP, PGP's board of managers may issue additional incentive based equity interests in PGP at no less than fair market value.

Summary Compensation Table

     The following table sets forth all compensation awarded to, earned by or paid to our Chief Executive Officer and to each of our executive officers for all services rendered since the date of consummation of the acquisition on July 15, 1999 through December 31, 2001.

                                                                       Other Annual                       All other
Name and                      Fiscal      Salary         Bonus         Compensation        Long-term     Compensation
Principal Position             Year        ($)            ($)               ($)           Compensation        ($)
------------------             ----        ---            ---               ---           ------------        ---

                                                  Annual Compensation
                                                  -------------------
M. Brent Stevens ........      2001            --            --               --               --               --
Chief Executive Officer        2000            --            --               --               --               --
                               1999            --            --               --               --               --

George T. Papanier ......      2001      $299,489            --         $ 13,150(1)            --         $  5,250(4)
Chief Operating Officer        2000       109,203            --           19,341(2)            --               --

Natalie A. Schramm ......      2001       129,567      $ 19,328            4,200(3)            --            5,082(4)
Chief Financial Officer        2000       114,207        20,000            3,840(3)            --            4,480(4)
                               1999        36,490        25,000               --               --               --

James P. Rix ............      2000            --            --               --               --          360,316(5)
Formerly, Chief Operating      1999        91,346            --               --               --               --
Officer

------------------

(1) Includes $2,950 in club membership fees and $10,200 in automobile allowances. In 2000, in connection with his relocation, the Company acquired Mr. Papanier's current residence for which he pays all property taxes, utility expenses and other out-of-pocket costs related to maintaining such residence, excluding the fair market value equivalent of rental expense.

(2) Includes $6,200 in club membership fees, $4,250 in automobile allowances and $8,891 for reimbursement of certain out-of-pocket relocation expenses. Additionally, in connection with his relocation, the Company acquired Mr. Papanier's current residence for which he pays all property taxes, utility expenses and other out-of-pocket costs related to maintaining such residence, excluding the fair market value equivalent of rental expense.

(3) Represents club membership fees.

(4) Represents matching contributions made by the Company to the Company's 401(k) plan.

(5) In connection with Mr. Rix's resignation in November 1999, we entered into a separation and release agreement pursuant to which, among other things, we agreed to pay Mr. Rix $360,316 in full satisfaction of all amounts due to him upon termination, which amount was paid to Mr. Rix in January 2000.

Employment and Consulting Agreements

Natalie A. Schramm. Ms. Schramm has entered into an employment agreement with us which has a term of three years commencing April 1, 2000. Under the terms of her employment agreement, Ms. Schramm is entitled to an annual base salary of $125,000 and an annual performance based bonus. Ms. Schramm is further entitled to at least a 5% annual salary increase, the actual amount of the increase to be determined by the board of managers of PGP. Ms. Schramm has agreed to restrictions which will limit her ability to compete with us for a one-year period following her termination of employment.

Michael S. Luzich. PGP has entered into a consulting agreement with Mr. Luzich, under which Mr. Luzich, in consideration for corporate development and consulting services to be rendered, is entitled to receive compensation consisting of base salary and incentive payments in an aggregate annual amount not to exceed $340,000. The consulting agreement has a one-year term and, subject to the occurrence of various termination events, is renewable automatically for successive one-year terms. Mr. Luzich is entitled to reimbursement of reasonable business expenses as approved by the board of managers of PGP and incurred in connection with the performance of his services.

Compensation of Managers

     All managers of PGP receive an annual payment of $25,000 (other than Mr. Stevens who receives $125,000) for their services as managers on the board of managers of PGP and are reimbursed for their travel and related out-of-pocket expenses for attendance at board of managers meetings.

Compensation Committee Interlocks and Insider Participation

     We have no standing Compensation Committees. All compensation decisions are made by PGP, our parent and sole manager. The managers of PGP each participate in the determination of executive officer compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All of Peninsula Gaming Company's outstanding common membership interests are owned by PGP, its parent and sole manager. All of Peninsula Gaming Corp.'s outstanding common stock and all of the outstanding membership interests in OED Acquisition, LLC are owned by Peninsula Gaming Company.

     Greater Dubuque Riverboat Entertainment Company holds 100% of our issued and outstanding preferred membership interests, which, subject to limited exceptions, will have no voting rights, except as required by applicable law. On July 15, 1999, PGP issued 500,000 convertible preferred membership interests, each of which is initially convertible into one PGP non-voting common membership interest, representing 33.33% of the fully diluted common membership interests of PGP on such date. PGP does not have outstanding any of its non-voting common membership interests. See "Description of Peninsula Gaming Company Membership Interests" and "Description of Peninsula Gaming Partners Membership Interests" for more information about our different classes of membership interests. Unless otherwise indicated, the address of each manager or executive officer of PGP is c/o Peninsula Gaming Company, LLC, 3rd Street Ice Harbor, P.O. Box 1750, Dubuque, IA 52004-1683.

     The table below sets forth information regarding the beneficial ownership of the voting common membership interests of PGP by

     (a) each person or entity known by us to own beneficially 5% or more of the common membership interests of PGP,

     (b)  each manager and executive officer of PGP and

     (c)  all managers and executive officers of PGP as a group.

     The following information is helpful to an understanding of, and qualifies the beneficial ownership data contained in, the table set forth below. Mr. Stevens holds 248,333 PGP common membership interests directly and 413,333 PGP common membership interests indirectly through PGP Investors, LLC. Mr. Stevens is the sole managing member of PGP Investors, LLC and exercises voting and investment power over the PGP common membership interests owned by PGP Investors, LLC. Mr. Stevens does not own any membership interests in PGP Investors, LLC. Mr. Stevens and Mr. Whittaker, managers of PGP, are a managing director and executive vice president, respectively, of Jefferies & Company, Inc., the initial purchaser in the offering of the old notes on July 15, 1999. In addition, Jefferies & Company, Inc. and some of its affiliates, officers and employees are members of PGP Investors, LLC. Mr. Whittaker holds an economic interest in 20,000 PGP common membership interests indirectly through his membership in PGP Investors, LLC, but does not exercise voting or investment power with respect to, and disclaims a beneficial ownership interest in, these PGP common membership interests. The total holding of all managers and executive officers as a group includes the 413,333 PGP common membership interests held by PGP Investors, LLC, over which Mr. Stevens exercises voting and investment power.

                                                Voting Common
Name and Address                            Membership Interests      Percent of
of Beneficial Owner                          Beneficially Owned          Class
-------------------                          ------------------          -----

M. Brent Stevens.......................           248,333                24.84%
11100 Santa Monica, 10th Floor
Los Angeles, CA 90071

PGP Investors, LLC.....................           413,333                41.33%
11100 Santa Monica, 10th Floor
Los Angeles, CA 90071

Michael S. Luzich......................           323,333                32.33%

Terrance Oliver........................            15,000                 1.50%

Andrew R. Whittaker....................            20,000                 2.00%
11100 Santa Monica, 10th Floor
Los Angeles, CA 90071

All managers and executive officers as
   a group (6 persons).................         1,000,000               100.00%

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

     Beginning April 1, 2000, we were required to make a $0.50 per admission payment to the Dubuque Racing Association, without regard to our revenues or profits. Payments made and accrued to the Dubuque Racing

Association based on 2001 and 2000 admissions were approximately $503,000 and $405,000, respectively. Based on 2001 admissions, we anticipate this payment to be approximately $500,000 in 2002.

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

     Without these restrictions, either we or the Dubuque Racing Association may:

          (a) increase the number of gaming positions upon a determination by the gaming commission, among other things, that the additional slot machines would not have a detrimental impact on the Dubuque Racing Association's or our financial viability, as applicable, and

          (b) increase the weighted average theoretical slot payback percentage, either of which actions, if taken by the Dubuque Racing Association, could result in increased competition from the Dubuque Greyhound Park. Iowa law currently prohibits pari-mutuels, such as the Dubuque Greyhound Park, from operating table games, and we believe that table games will not become permissible at racetracks in Iowa.

     The above restrictions are subject to the express approval and regulatory supervision of the gaming commission. Additionally, all of the restrictions under the Dubuque Racing Association operating agreement will terminate if we or any of our affiliates operate another gaming facility in Dubuque County or the adjoining counties in Illinois or Wisconsin. Under the Dubuque Racing Association operating agreement, we have the right to sell the Diamond Jo and related facilities, subject to the approval of the gaming commission, as long as the acquirer agrees to abide by the terms of the Dubuque Racing Association operating agreement.

Managing Member Indemnification

     Under our and PGP's operating agreements, we and PGP have agreed, subject to few exceptions, to indemnify and hold harmless our members, PGP and PGP members, as the case may be, from liabilities incurred as a result of their positions as our sole manager and as members of us or PGP, as the case may be.

Equity Contribution

     The common members of PGP have made a capital contribution of $6.0 million to PGP in exchange for their common membership interests. PGP immediately contributed this $6.0 million and the $3.0 million raised in the offering of the old notes through the sale of PGP' convertible preferred membership interests to Peninsula Gaming Company, in exchange for common membership interests in Peninsula Gaming Company. Peninsula Gaming Company used this capital contribution from PGP to finance in part the acquisition of the Diamond Jo. Additionally, we issued $7.0 million face amount of preferred membership interests to Greater Dubuque Riverboat Entertainment Company in connection with the acquisition of the Diamond Jo. We redeemed $3.0 million of the preferred membership interests on January 19, 2001.

Operating Agreement of Peninsula Gaming Partners

     Under PGP's operating agreement, the management of PGP is vested in a board of managers composed of five individuals, two of whom must be independent managers. At any time that M. Brent Stevens, together with any entity controlled by Mr. Stevens, beneficially holds at least 5% of the voting common membership interests of PGP, Mr. Stevens is entitled to designate three of PGP's managers, including one of the two independent managers. The two independent managers shall serve as members of the independent committee. Under PGP's operating agreement, PGP Advisors, LLC, a Delaware limited liability company, of which Mr. Stevens is the sole managing member, may render financial advisory and consulting services to PGP and will be entitled to receive commercially reasonable fees for the services consistent with industry practices. Subject to the terms of the indenture governing the notes, these fees will be paid by us as distributions to PGP.

     At any time that Michael Luzich, together with any entity controlled by Mr. Luzich, beneficially holds at least 5% of the voting common membership interests of PGP, Mr. Luzich is entitled to designate two of PGP's managers, including the other independent manager.

     Presently, PGP's board of managers is composed of four managers. If not appointed earlier, a fifth manager will be appointed at PGP's next annual meeting of managers. A manager may resign at any time, and the member who designates a manager may remove or replace that manager from the board of managers at any time.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

    (1) Financial Statements -- see Index to Financial Statements appearing on page F-1.

    (2)  Exhibits:

      Exhibit
      Number                         Description
      ------                         -----------

       *3.1A  Certificate of Formation of Peninsula Gaming Company, LLC
       *3.1B  Amendment to Certificate of Formation of Peninsula Gaming
              Company, LLC
       *3.2   Operating Agreement of Peninsula Gaming Company, LLC
       *3.3   Articles of Incorporation of Peninsula Gaming Corp.
       *3.4   By-laws of Peninsula Gaming Corp.
       *4.1   Specimen Certificate of Common Stock
       *4.2   Indenture, dated July 15, 1999, by and among Peninsula Gaming
              Company, LLC, Peninsula Gaming Corp. and Firstar Bank of
              Minnesota, N.A., as trustee
     ***4.3   Supplemental Indenture, dated as of February 15, 2002, by and among Peninsula Gaming Company, LLC, Peninsula Gaming Corp., the Subsidiary Guarantors named therein and U.S. Bank National
              Association, as trustee
       *4.5   Registration Rights Agreement, dated July 15, 1999, by and among Peninsula Gaming Company, LLC, Peninsula Gaming Corp. and
              Jefferies & Company, Inc.
     *10.1A   Asset Purchase Agreement, dated January 15, 1999, by and among
              Greater Dubuque Riverboat Entertainment Company, L.C. and AB
              Capital, L.L.C.
     *10.1B   Amendment to Asset Purchase Agreement, dated February 1, 1999, by and among Greater Dubuque Riverboat Entertainment Company,
              L.C. and AB Capital, L.L.C.
     *10.2A   Real Property Purchase Agreement, dated January 15, 1999, by and among Harbor Community Investment, L.C. and AB Capital,
              L.L.C.
     *10.2B   First Amendment to Real Property Purchase Agreement, dated July
              15, 1999, by and among Harbor Community Investment, L.C. and AB
              Capital, L.L.C.
      *10.3   Assignment Agreement, dated July 1, 1999, by and among
              Peninsula Gaming Partners, LLC (formerly AB Capital, LLC) and
              Peninsula Gaming Company, LLC
      *10.4   Employment Agreement, dated April 15, 1999, by and among James
              P. Rix, AB Capital, L.L.C. and Peninsula Gaming Company, LLC
      *10.5   Employment Agreement, dated July 15, 1999, by and among Natalie
              Schramm and AB Capital, L.L.C.
      *10.6   Indemnification Agreement, dated June 7, 1999, by and among
              James P. Rix, AB Capital, L.L.C. and Peninsula Gaming Company,
              LLC
      *10.7   Indemnification Agreement, dated June 7, 1999, by and among
              Natalie Schramm and AB Capital, L.L.C. and Peninsula Gaming
              Company, LLC
      *10.8   Bill of Sale, dated July 15, 1999, by and among Greater Dubuque
              Riverboat Entertainment Company, L.C. and Peninsula Gaming
              Company, LLC
     *10.9A   Operating Agreement, dated February 22, 1993, by and among
              Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat
              Entertainment Company, L.C.
     *10.9B   Amendment to Operating Agreement, dated February 22, 1993, by and among Dubuque Racing Association, Ltd. and Greater Dubuque
              Riverboat Entertainment Company, L.C.
     *10.9C   Amendment to Operating Agreement, dated March 4, 1993, by and among Dubuque Racing Association, Ltd. and Greater Dubuque
              Riverboat Entertainment Company, L.C.
     *10.9D   Third Amendment to Operating Agreement, dated March 11, 1993, by and among Dubuque Racing Association, Ltd. and Greater
              Dubuque Riverboat Entertainment Company, L.C.
     *10.9E   Fourth Amendment to Operating Agreement, dated March 11, 1993, by and among Dubuque Racing Association, Ltd. and Greater
              Dubuque Riverboat Entertainment Company, L.C.

      Exhibit
      Number                         Description
      ------                         -----------

     *10.9F Fifth Amendment to Operating Agreement, dated April 9, 1993, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.
     *10.9G Sixth Amendment to Operating Agreement, dated November 29, 1993, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.
     *10.9H Seventh Amendment to Operating Agreement, dated April 6, 1994, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.
     *10.9I Eighth Amendment to Operating Agreement, dated April 29, 1994, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.
     *10.9J Ninth Amendment to Operating Agreement, dated July 11, 1995, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.
     *10.9K Tenth Amendment to Operating Agreement, dated July 15, 1999, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.
     *10.10 Operating Agreement Assignment, dated July 15, 1999, by and among Greater Dubuque Riverboat Entertainment Company, L.C. and Peninsula Gaming Company, LLC
     *10.11 First Preferred Ship Mortgage, dated July 15, 1999, by Peninsula Gaming Company, LLC in favor of Firstar Bank of Minnesota, N.A., as trustee
     *10.12 Mortgage, Leasehold Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement dated July 15, 1999, by Peninsula Gaming Company, LLC in favor of Firstar Bank of Minnesota, N.A., as trustee
     *10.13 Ice Harbor Parking Agreement Assignment, dated July 15, 1999, by and among Greater Dubuque Riverboat Entertainment Company, L.C. and Peninsula Gaming Company, LLC
     *10.14 First Amendment to Sublease Agreement, dated July 15, 1999, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.
     *10.15 Sublease Assignment, dated July 15, 1999, by and among Greater Dubuque Entertainment Company, L.C. and Peninsula Gaming Company, LLC
     *10.16   Iowa Racing and Gaming Commission Gaming License, dated July
              15, 1999
     *10.17 Assignment of Iowa IGT Declaration and Agreement of Trust, dated July 15, 1999 by and among Greater Dubuque Riverboat Entertainment Company, L.C. and Peninsula Gaming Company, LLC
    **10.18 Employee Sharing Agreement, dated as of March 1, 2000, by and among Riviera Gaming Management, Inc., Jerome Grippe and Peninsula Gaming Company, LLC.
   ***10.19   Purchase Agreement, dated June 27, 2001, by and among
              Peninsula Gaming Partners, LLC, a Delaware limited liability company, The Old Evangeline Downs, L.C., a Louisiana limited company and BIM3 Investments, a Louisiana partnership.
   ***10.20   First Amendment to Purchase Agreement, dated January 1,
              2002, by and among BIM3 Investments, a Louisiana partnership, The Old Evangeline Downs, L.C., a Louisiana limited company and OED Acquisition, LLC, a Delaware limited liability company.
       12.1   Computation of ratio of earnings to fixed charges

-----------
* Previously filed as an exhibit to the registration statement on Form S-4 (Registration Number 333-88829) of Peninsula Gaming Company, LLC and Peninsula Gaming Corp. on October 12, 1999.

** Previously filed as an exhibit to the Form 10-K (Registration Number 333-88829) of Peninsula Gaming Company, LLC and Peninsula Gaming Corp. on March 30, 2000.

*** Previously filed as an exhibit to the Form 8-K of Peninsula Gaming Company, LLC and Peninsula Gaming Corp. on March 4, 2002.

     (b) Reports on Form 8-K

     The Company filed a report on Form 8-K on March 4, 2002 announcing its acquisition of 50% of The Old Evangeline Downs, L.C., which was completed on February 15, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dubuque, State of Iowa on March 29, 2002.

                               PENINSULA GAMING COMPANY, LLC

                               By:  /s/ M. Brent Stevens
                                   -------------------------------------
                                    M. Brent Stevens
                                    Chief Executive Officer

                               By:  /s/ George T. Papanier
                                   -------------------------------------
                                    George T. Papanier
                                    Chief Operating Officer

                               By:  /s/ Natalie A. Schramm
                                   -------------------------------------
                                    Natalie A. Schramm
                                    Chief Financial Officer

                               PENINSULA GAMING CORP.

                               By:   /s/ M. Brent Stevens
                                    ------------------------------------
                                    M. Brent Stevens
                                    President and Treasurer

                               By:   /s/ Michael S. Luzich
                                    ------------------------------------
                                    Michael S. Luzich
                                    Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                               PENINSULA GAMING PARTNERS, LLC
                               Managing Member of Peninsula Gaming Company, LLC

Date: March 29, 2002           By:   /s/ M. Brent Stevens
                                    ------------------------------------
                                    M. Brent Stevens
                                    Chief Executive Officer and Manager

Date: March 29, 2002           By:  /s/ Michael S. Luzich
                                    ------------------------------------
                                    Michael S. Luzich
                                    President, Secretary and Manager

Date: March 29, 2002           By:  /s/ Terrance W. Oliver
                                    ------------------------------------
                                    Terrance W. Oliver
                                    Manager of Peninsula Gaming Partners

Date: March 29, 2002           By:  /s/ Andrew R. Whittaker
                                    ------------------------------------
                                    Andrew R. Whittaker
                                    Manager of Peninsula Gaming Partners

                                                                    Exhibit 12.1

Computation of Ratio of Earnings to Fixed Charges (amounts in thousands except ratio information)

                                                                         2001
                                                                         ----
Earnings:

         Total Earnings                                                $ 1,819

Fixed Charges:

       Interest Charges                                                  8,729
       Preferred Member Distributions                                      386
       Amortization of deferred financing costs and bond discount          911
                                                                       -------

Total Fixed Charges                                                     10,026
                                                                       -------

Earnings as adjusted                                                   $11,845
                                                                       -------

Ratio of earnings to fixed charges                                         1.2
                                                                       =======

INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

FINANCIAL STATEMENTS OF PENINSULA GAMING COMPANY, LLC

     Independent Auditors' Report                                            F-2

     Balance Sheets at December 31, 2001 and December 31, 2000               F-3

     Statements of Operations for the Years Ended December 31,
     2001 and 2000 and the period July 15, 1999 (Date of
     Inception) to December 31, 1999                                         F-4

     Statements of Changes in Members' Equity for the Years Ended
     December 31, 2001 and 2000 and the period July 15, 1999
     (Date of Inception) to December 31, 1999                                F-5

     Statements of Cash Flows for the Years Ended December 31,
     2001 and 2000 and the period July 15, 1999 (Date of
     Inception) to December 31, 1999                                         F-6

     Notes to Financial Statements                                           F-7

COMBINED FINANCIAL STATEMENTS OF GREATER DUBUQUE RIVERBOAT
ENTERTAINMENT COMPANY, L.C. AND HARBOR COMMUNITY INVESTMENT, L.C.

     Independent Auditors' Report                                           F-17

     Combined Statement of Operations for the Period from
     January 1, 1999 through July 14, 1999                                  F-18

     Combined Statement of Changes in Members' Equity for the
     Period from January 1, 1999 through July 14, 1999                      F-19

     Combined Statement of Cash Flows for the Period from
     January 1, 1999 through July 14, 1999                                  F-20

     Notes to the Combined Financial Statements                             F-21

SCHEDULE II:  VALUATION AND QUALYFING ACCOUNTS                              F-26

INDEPENDENT AUDITORS' REPORT

To the Members of
Peninsula Gaming Company, LLC
Dubuque, Iowa

We have audited the accompanying consolidated balance sheets of Peninsula Gaming Company, LLC (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in members' equity, and cash flows for the years ended December 31, 2001 and 2000 and the period July 15, 1999 (date of inception) to December 31, 1999. Our audits also included the financial statement schedule listed in the Index to the Financial Statements at item F-26. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Peninsula Gaming Company, LLC as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and the period July 15, 1999 (date of inception) to December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Cedar Rapids, Iowa
March 15, 2002

PENINSULA GAMING COMPANY, LLC

BALANCE SHEETS
DECEMBER 31, 2001 and 2000

--------------------------------------------------------------------------------------------------------------------

                                                                                             2001           2000
                                                                                        ------------    ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                             $  7,523,652    $  8,362,122
  Accounts receivable, less allowance of $56,917 and $43,104, respectively                   105,480          74,159
  Inventory                                                                                   97,677         113,583
  Prepaid expenses                                                                           307,064         584,195
                                                                                        ------------    ------------
        Total current assets                                                               8,033,873       9,134,059
                                                                                        ------------    ------------

PROPERTY AND EQUIPMENT, NET                                                               17,930,643      19,079,869
                                                                                        ------------    ------------

OTHER ASSETS:
  Deferred financing costs, net of accumulated amortization of $1,844,783 and              3,687,698       3,991,373
     $1,029,474, respectively
  Goodwill and other intangible assets, net of accumulated amortization of $3,476,051     53,083,429      54,497,416
     and $2,062,064, respectively
  Development costs                                                                        1,602,503
  Deposits                                                                                    35,405          84,973
                                                                                        ------------    ------------
        Total other assets                                                                58,409,035      58,573,762
                                                                                        ------------    ------------
TOTAL                                                                                   $ 84,373,551    $ 86,787,690
                                                                                        ============    ============

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                      $    335,416    $    710,537
  Accrued payroll and payroll taxes                                                        1,280,177       1,167,595
  Other accrued expenses                                                                   2,234,922       1,541,058
  Current maturities of capital lease obligations                                            113,552         113,552
                                                                                        ------------    ------------
        Total current liabilities                                                          3,964,067       3,532,742
                                                                                        ------------    ------------

LONG-TERM LIABILITIES:
  Senior secured notes, net of discount                                                   70,384,482      70,288,519
  Capital lease obligations, net of current maturities                                       362,229         362,229
                                                                                        ------------    ------------
        Total long-term liabilities                                                       70,746,711      70,650,748
                                                                                        ------------    ------------
        Total liabilities                                                                 74,710,778      74,183,490
                                                                                        ------------    ------------

COMMITMENTS AND CONTINGENCIES

PREFERRED MEMBERS' INTEREST, REDEEMABLE                                                    4,000,000       7,000,000

MEMBERS' EQUITY:
  Common members' interest                                                                 9,000,000       9,000,000
  Accumulated deficit                                                                     (3,337,227)     (3,395,800)
                                                                                        ------------    ------------
        Total members' equity                                                              5,662,773       5,604,200
                                                                                        ------------    ------------

TOTAL                                                                                   $ 84,373,551    $ 86,787,690
                                                                                        ============    ============

See notes to financial statements.

PENINSULA GAMING COMPANY, LLC

STATEMENTS OF OPERATIONS
THE YEARS ENDED DECEMBER 31, 2001 AND 2000 AND
THE PERIOD FROM JULY 15, 1999 (DATE OF
INCEPTION) TO DECEMBER 31, 1999

------------------------------------------------------------------------------------------------------------

                                                                                                Period from
                                                                                                  July 15
                                                                                                 (Date of
                                                                                                 Inception)
                                                                                                  through
                                                                                                December 31,
                                                                2001              2000              1999
                                                            ------------      ------------      ------------
REVENUES:
  Casino                                                    $ 47,710,208      $ 45,518,772      $ 21,152,879
  Food and beverage                                            2,745,333         2,663,380         1,235,297
  Other                                                          131,916           169,446           122,012
  Less promotional allowances                                 (2,470,310)       (2,599,174)       (1,017,340)
                                                            ------------      ------------      ------------
        Total net revenues                                    48,117,147        45,752,424        21,492,848
                                                            ------------      ------------      ------------

EXPENSES:
  Casino                                                      20,375,265        19,517,455         8,598,755
  Food and beverage                                            2,856,568         2,856,151         1,327,590
  Boat operations                                              2,259,314         2,242,392           990,741
  Other                                                           21,801            36,826            16,365
  Selling, general and administrative                          6,680,581         6,458,795         3,735,742
  Start-up and organization costs                                                                  3,134,095
  Depreciation and amortization                                3,963,350         3,571,220         1,541,516
  State of Wisconsin government relations                        147,163
                                                            ------------      ------------      ------------
        Total expenses                                        36,304,042        34,682,839        19,344,804
                                                            ------------      ------------      ------------

INCOME FROM OPERATIONS                                        11,813,105        11,069,585         2,148,044
                                                            ------------      ------------      ------------

OTHER INCOME (EXPENSE):
  Interest income                                                183,912           434,283           154,737
  Interest expense                                            (9,639,947)       (9,506,969)       (4,383,143)
  Loss on sale of assets                                        (151,415)         (122,207)          (67,659)
                                                            ------------      ------------      ------------
        Total other expense                                   (9,607,450)       (9,194,893)       (4,296,065)
                                                            ------------      ------------      ------------

NET INCOME (LOSS) BEFORE PREFERRED MEMBER DISTRIBUTIONS        2,205,655         1,874,692        (2,148,021)

LESS PREFERRED MEMBER DISTRIBUTIONS                             (386,174)         (630,000)         (288,750)
                                                            ------------      ------------      ------------

NET INCOME (LOSS) TO COMMON MEMBERS' INTEREST               $  1,819,481      $  1,244,692      $ (2,436,771)
                                                            ============      ============      ============

See notes to financial statements.

PENINSULA GAMING COMPANY, LLC

STATEMENTS OF CHANGES IN MEMBERS' EQUITY
THE YEARS ENDED DECEMBER 31, 2001 AND 2000 AND THE PERIOD FROM JULY 15, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 1999

----------------------------------------------------------------------------------------

                                             COMMON                             TOTAL
                                             MEMBERS'        ACCUMULATED       MEMBERS'
                                             INTEREST          DEFICIT          EQUITY

BALANCE, JULY 15, 1999                     $ 9,000,000                       $ 9,000,000

Net loss to common members' interest                        $(2,436,771)      (2,436,771)

Member distributions                                           (286,170)        (286,170)
                                           -----------      -----------      -----------

BALANCE, DECEMBER 31, 1999                   9,000,000       (2,722,941)       6,277,059

Net income to common members' interest                        1,244,692        1,244,692

Member distributions                                         (1,917,551)      (1,917,551)
                                           -----------      -----------      -----------

BALANCE, DECEMBER 31, 2000                   9,000,000       (3,395,800)       5,604,200

Net income to common members' interest                        1,819,481        1,819,481

Member distributions                                         (1,760,908)      (1,760,908)
                                           -----------      -----------      -----------


BALANCE, DECEMBER 31, 2001                 $ 9,000,000      $(3,337,227)     $ 5,662,773
                                           ===========      ===========      ===========


See notes to financial statements.

PENINSULA GAMING COMPANY, LLC

STATEMENTS OF CASH FLOWS
THE YEARS ENDED DECEMBER 31, 2001 AND 2000 AND
THE PERIOD FROM JULY 15, 1999 (DATE OF INCEPTION)
TO DECEMBER 31, 1999

                                                                                                            Period from
                                                                                                           July 15 (Date
                                                                                                           of Inception)
                                                                                                              through
                                                                                                             December
                                                                            2001              2000           31, 1999
                                                                       ------------      ------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                  $  1,819,481      $  1,244,692      $ (2,436,771)
    Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
        Depreciation and amortization                                     3,963,350         3,571,220         1,541,516
        Provision for doubtful accounts                                     152,158           107,505            55,367
        Amortization of deferred financing costs and bond discount          911,272           795,268           341,536
        Loss on sale of assets                                              151,415           122,207            67,659
    Changes in operating assets and liabilities:
        Receivables                                                        (183,479)          (66,046)         (147,305)
        Inventory                                                            15,906           (13,770)          (26,869)
        Prepaid expenses and other assets                                   326,699           (10,941)         (581,928)
        Accounts payable                                                   (375,121)          233,668           466,889
        Accrued expenses                                                    468,743        (1,032,749)        3,194,760
          Net cash flows from operating activities                        7,250,424         4,951,054         2,474,854

CASH FLOWS FROM INVESTING ACTIVITIES:
     Development costs                                                   (1,264,800)
     Proceeds from sale of property and equipment                            51,378            23,331            54,900
     Purchase of property and equipment                                  (1,602,930)       (2,432,446)         (666,192)
     Acquisition, net of cash required                                                                      (68,000,000)
                                                                       ------------      ------------      ------------
          Net cash flows from investing activities                       (2,816,352)       (2,409,115)      (68,611,292)
                                                                       ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Senior Secured Notes                                                                      70,181,189
     Preferred members' interest redeemed                                (3,000,000)
     Deferred financing costs                                              (511,634)         (181,008)       (4,839,839)
     Proceeds from issuance of common members' interest                                                       9,000,000
     Member distributions                                                (1,760,908)       (1,917,551)         (286,170)
                                                                       ------------      ------------      ------------
          Net cash flows from financing activities                       (5,272,542)       (2,098,559)       74,055,180
                                                                       ------------      ------------      ------------

NET INCREASE (DECREASE) IN CASH                                            (838,470)          443,380         7,918,742

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                                   8,362,122         7,918,742
                                                                       ------------      ------------      ------------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                                      $  7,523,652      $  8,362,122      $  7,918,742
                                                                       ============      ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:

    Cash paid during the period for interest                           $  8,728,788      $  8,697,500      $  4,034,673

SUPPLEMENTAL DISCLOSURES OF NONCASH
FINANCING ACTIVITIES:
    Issuance of preferred members' interest, redeemable                                                    $  7,000,000

 See notes to financial statements.

PENINSULA GAMING COMPANY, LLC

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1. ORGANIZATION, BUSINESS PURPOSE AND BASIS OF PRESENTATION

Peninsula Gaming Company, LLC (the "Company") is wholly owned by Peninsula Gaming Partners, LLC, a Delaware limited liability company ("PGP") and our sole managing member. The Company is a Delaware limited liability company formed on January 26, 1999 for the purpose of purchasing assets comprising the Diamond Jo Casino and related real property. Peninsula Gaming Corp. is a wholly owned subsidiary of the Company, has no assets or operations and was formed solely to facilitate the offering of our 12 1/4% Senior Secured Notes due 2006 in certain jurisdictions. OED Acquisition, LLC ("OEDA") is a wholly owned subsidiary formed on July 9, 2001 to facilitate the purchase of a 50% membership interest in The Old Evangeline Downs, L.C., a Louisiana limited company that currently owns and operates a horse track in Lafayette, LA (see Note 17). All significant intercompany transactions have been eliminated.

The common membership interests of the Company are wholly owned by PGP. The Company and PGP completed the sale of $71,000,000 of 12 1/4% Senior Secured Notes due 2006 and $3,000,000 in convertible preferred membership interests, respectively, during July 1999. Concurrently with the sale of the securities, the Company received a $9.0 million capital contribution from PGP ($6.0 million of which was contributed to the capital of PGP by common members of PGP and $3.0 million of which was contributed to the capital of PGP through the sale of convertible preferred membership interests of PGP as previously described). The proceeds for the above transactions were used to complete the purchase of certain assets comprising the Diamond Jo casino and related real property. On July 15, 1999, the Company acquired substantially all of the assets of Greater Dubuque Riverboat Entertainment Company, L.C. ("GDREC") and Harbor Community Investment, L.C. ("HCI") for $77,000,000. The purchase price was $70.0 million cash ($68.0 million net of casino cash acquired of $2.0 million) and $7.0 million in redeemable preferred membership interests (see Note 12). For financial reporting purposes, the acquisition was accounted for as a purchase and, accordingly, included in the Company's results since the date of the acquisition. The purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values on the date of the acquisition, as follows (in thousands):

          Property and equipment            $ 19,300
          Current assets, other than cash         78
          Goodwill and other intangibles      56,559
                                            --------
          Total assets                        75,937
          Liabilities                           (937)
                                            --------
          Total Purchase Price              $ 75,000
                                            ========

The excess of the total acquisition costs over the fair market value of net assets acquired has been recorded as goodwill and other intangible assets are being amortized on a straight-line basis over forty years.

The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company, GDREC and HCI as if the acquisition had occurred January 1, 1999.


          Pro Forma Information (Unaudited)
          (in thousands)
                                                 1999
                                                 ----

          Net revenues                        $46,687

          Income from operations               11,335

          Net income to common interests        1,238

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

Allowance for Doubtful Accounts - The allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. The provision for doubtful accounts of $152,158, $107,505 and $55,367 were recorded in 2001 and 2000 and the period July 15, 1999 (date of inception) through December 31, 1999, respectively.

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

Deferred Financing Costs - Costs associated with the issuance of the Senior Secured Notes (see Note 4) and the Line of Credit (see Note 5) have been deferred and are being amortized over the life of the related indenture/agreement using the effective interest method.

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

Development Costs - In 2001, the Company recorded $1,602,503 as "Development costs" on its balance sheet for directly related, incremental costs of the acquisition of a 50% interest in The Old Evangeline Downs, L.C., a Louisiana limited company that owns and operates a horse track in Lafayette, LA ("OED") (see Note 17). These costs are comprised of $1,396,688 for legal and other incremental costs directly related to the acquisition and $205,815 for architecture and land development fees. Upon consummation of the acquisition, the legal and other costs will be included as a cost of the acquisition of OED using the purchase method of accounting under SFAS 141. The architecture and land development costs will be included as a cost of putting the Racino facility in a condition and location for use and will be depreciated over the Racino facilities' estimated useful life. During 2001, the Company paid $1,264,800 for Development costs associated with OED. Additionally, as of December 31, 2001, the Company had $337,703 recorded in "Other accrued expenses" on its balance sheet for costs recorded as Development costs that had not been paid as of December 31, 2001.

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

Concentration of Risks - The Company's management estimates that regular customers are concentrated within 100 miles of the facility representing approximately 95% of the Company's customer base at December 31, 2001. The remaining 5% includes groups, tourists and highway travelers that live beyond 100 miles.

Casino Revenue - Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses.

Promotional Allowances - Food, beverage, and other items furnished without charge to customers are included in gross revenues at a value which approximates retail and then deducted as promotional allowances to arrive at net revenues. The cost of such complimentary services have been included as casino expenses on the accompanying statements of operations. Such estimated costs of providing complimentary services allocated from the food and beverage and other operating departments to the casino department were $568,098 and $8,977 for food and beverage and other, respectively, in 2001, $529,133 and $12,632, respectively, in 2000 and $294,553 and $13,481, respectively for the period July 15, 1999 (date of inception) through December 31, 1999.

Reclassifications - Certain prior year amounts have been reclassified to conform with current year presentation.

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

Recent Accounting Pronouncements - During the year ended December 31, 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board ("FASB") issued EITF 00-22 "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future" to be effective for all financial statements issued after February 15, 2001. The Company adopted EITF 00-22 during the first quarter of 2001. This EITF requires, among other things, that the expected future costs associated with loyalty programs and promotions that are earned by customers during the reporting period are to be accrued in the same period with the related costs included as an offset to revenues. Such costs were $1,208,096, $1,483,119 and $466,524 in 2001 and 2000 and the period July 15, 1999 (date of inception) through December 31, 1999, respectively. Costs in 2000 and the period July 15, 1999 (date of inception) through December 31, 1999 have been reclassified from casino expense to promotional allowances in the Statements of Operations to conform with the current year presentation. Adoption of EITF 00-22 had no effect on net income to Common Members' Interest for the periods presented.

In June 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS 141") and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 addresses financial accounting and reporting for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. In addition, SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. SFAS 142 provides that goodwill and certain indefinite lived intangible assets will no longer be amortized but will be reviewed at least annually for impairment and written down and charged to income when their recorded value exceeds their estimated fair value. Separate intangible assets that do not have an indefinite life will continue to be amortized over their useful lives. The Company expects to adopt both SFAS 141 and SFAS 142 effective January 1, 2002. Management does not expect the adoption of these statements to have an effect on the Company's results of operations or financial position other than goodwill which will no longer be amortized. The Company estimates that 2001 adjusted net income would have been approximately $3,233,468, assuming the non-amortization provisions of these standards had been adopted at the beginning of 2001.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143 is effective beginning in 2003 and requires recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. Management does not expect the adoption of SFAS 143 to have a material effect on the Company's results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 is effective beginning in 2003 and is not expected to materially change the methods used by the Company to measure impairment losses on long-lived assets.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that costs of start-up activities and organization costs be expensed as incurred and was effective for the Company in 1999. The Company expensed $3,134,095 of organizational costs relating to the acquisition during the period July 15, 1999 (date of inception) through December 31, 1999.

3. PROPERTY AND EQUIPMENT

Property and equipment at December 31 is summarized as follows:

                                                                2001             2000
                                                            ------------     ------------
          Land                                              $    800,000     $    800,000
          Building and portside improvement                    6,565,735        6,222,895
          Riverboats and improvements                          8,261,693        8,176,780
          Furniture, fixtures and equipment                    5,512,717        5,531,903
          Computer equipment                                     617,538          387,532
          Vehicles                                                65,032           72,181
          Equipment held under capital lease obligations         704,527          704,527
                                                            ------------     ------------
          Subtotal                                            22,527,242       21,895,818
          Accumulated depreciation                            (4,596,599)      (2,815,949)
                                                            ------------     ------------
          Property and equipment, net                       $ 17,930,643     $ 19,079,869
                                                            ============     ============

4. SENIOR SECURED NOTES

Senior Secured Notes at December 31 are as follows:

                                                                2001              2000
                                                           -------------     ------------
          Senior Secured Notes                              $ 71,000,000     $ 71,000,000
          Less:  unamortized discount                           (615,518)        (711,481)
                                                            ------------     ------------
          Senior Secured Notes, net                         $ 70,384,482     $ 70,288,519
                                                            ============     ============

On July 15, 1999, the Company issued $71 million of Series A 12 1/4% Senior Secured Notes due July 1, 2006. On March 15, 2000, the Company consummated a registered exchange offer, pursuant to which all of the issued and outstanding Series A Notes were exchanged for Series B 12 1/4% Senior Secured Notes (the "Notes") due July 1, 2006. Interest on the Notes is payable semiannually on July 1 and January 1 of each year, commencing on January 1, 2000. The Notes are collateralized by certain cash accounts and substantially all property and equipment. The Notes contain various restrictive covenants, which, among others, restrict the Company from paying certain dividends and making restricted investments. The Company was in compliance with such covenants for the years ended December 31, 2001 and 2000.

The Company believes the carrying amount of the Notes approximates the estimated fair value based on the credit, interest rate and the terms of the obligation.

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

Notwithstanding the foregoing, at any time or from time to time prior to July 1, 2002, the Company may redeem, at its option, up to 35% of the aggregate principal amount of the Notes then outstanding at a redemption price of 112.25% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, through the applicable date of redemption, with the net cash proceeds of one or more equity offerings; provided, that such redemption shall occur within 60 days of the date of closing of such equity offering and at least 65% of the aggregate principal amount of Notes issued on or after the issue date remains outstanding immediately after giving effect to each such redemption. The restrictions on the optional redemption contained in the Notes do not limit the Company's right to separately make open market, privately negotiated or other purchases of the Notes from time to time.

5. LINE OF CREDIT

On March 12, 2001, the Company entered into a Loan and Security Agreement (the "Credit Agreement") with Foothill Capital Corporation providing for commitments of up to $10 million which mature in 2005. The outstanding loans bear interest at a rate equal to (a) the LIBOR rate plus 3.00% with respect to LIBOR rate loans and (b) the base rate plus 0.75% with respect to base rate loans, provided that the outstanding obligations shall not at any time bear interest at a rate per annum less than 8.50%. Indebtedness under the Credit Agreement is secured by substantially all of the Company's assets (which assets also secure the Company's obligations under its Notes). The Credit Agreement contains a number of restrictive covenants and agreements similar to (and in certain cases more restrictive than) those contained in the indenture governing the Notes, including a minimum earnings requirement of maintaining EBITDA of at least $10 million as of the end of each fiscal quarter (calculated based upon the immediately preceding 12 month period), and certain events of default customary for senior secured credit facilities. For purposes of the Credit Agreement, EBITDA is defined as consolidated net earnings (or loss), minus extraordinary gains, plus interest expense, income taxes, and depreciation and amortization. At December 31, 2001, the Company had no borrowings outstanding under the Credit Agreement.

On February 15, 2002, the Company amended its credit facility to increase aggregate commitments under its revolver to $12,500,000 (see Note 17). On March 7, 2002, the Company paid consent fees totaling $887,500 to holders of its Senior Secured Notes related to its investment in OED.

6. CAPITAL LEASE OBLIGATION

Capital lease obligations at December 31 are as follows:

     Liability under capital leases, due in monthly installments of $21,536        2001            2000
     for 24 months and $1,006 for one month, including interest                 ---------        --------
     at a fixed rate of 9%.  Final payment is due 25 months after the initial payment is made.  Payments are anticipated to begin in July
     2002 after final acceptance of the system.  The leases are collateralized by equipment with a net book value of $271,523 and
     $499,040 at December 31, 2001 and 2000, respectively.                      $ 475,781       $ 475,781
     Less current portion                                                        (113,552)       (113,552)
                                                                                ---------       ---------
                                                                                $ 362,229       $ 362,229

Future minimum lease payments under capital lease for the years ended December 31 are as follows:

     2002                                                                                       $ 129,216
     2003                                                                                         258,432
     2004                                                                                         130,222
                                                                                                ---------
     Total minimum lease payments                                                                 517,870
     Less amounts representing interest                                                           (42,089)
                                                                                                ---------
     Present value of future minimum lease payments                                               475,781
     Less current portion                                                                        (113,552)
                                                                                                ---------
     Long-term capital lease obligation                                                         $ 362,229
                                                                                                =========

7. EMPLOYEE BENEFIT PLAN

The Company started a qualified defined contribution plan under section 401(k) of the Internal Revenue Code during December 1999. Under the plan, eligible employees may elect to defer up to 15% of their salary, subject to Internal Revenue Service limits. The Company may make a matching contribution to each participant based upon a percentage set by the Company, prior to the end of each plan year. Company matching contributions to the plan were $227,596 and $212,766 in, 2001 and 2000, respectively, and $15,632 for the period July 15, 1999 (date of inception) to December 31, 1999.

8. LEASING ARRANGEMENTS

The Company leases various equipment under noncancelable operating leases. The leases require fixed monthly payments to be made ranging from $335 to $2,800 and certain other gaming machines and tables require contingent monthly rental payments based on usage of the equipment. The leases expire on various dates in 2002 and 2003. Rent expense in 2001 and 2000 and the period July 15, 1999 (date of inception) to December 31, 1999 were $1,348,670, $873,949 and $448,041, respectively.

The future minimum rental payments required under these leases for the years ended December 31 are summarized as follows:


     2002                              $45,988
     2003                                2,060
                                       -------
                                       $48,048

9. STATE OF WISCONSIN GOVERNMENTAL RELATIONS

During 2001, the Company incurred expenses for a governmental relations services agreement with respect to gaming issues and developments in Wisconsin which might affect the Company and its gaming operations. Such expenses for 2001 totaled $147,163. Additional expenses related to this agreement totaling $55,000 are expected to be charged to operating expenses through the first half of 2002 at which time the agreement for such governmental relations services will expire. The Company does not plan to incur any additional expenses to provide such governmental relations services relative to the State of Wisconsin after the current agreement expires.

10. UNINSURED CASH BALANCES

The Company maintains deposit accounts at a local bank. At December 31, 2001 and 2000 and various times during the periods then ended, the balance at the bank exceeded the maximum amount insured by the FDIC. Management believes any credit risk related to the uninsured balance is minimal.

11. COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal actions arising in the normal course of business. In the opinion of management, such matters will not have a material effect on the financial position of the Company.

12. PREFERRED MEMBERS' INTEREST--REDEEMABLE

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

The Company redeemed $3.0 million in original face amount of its preferred membership interests on January 19, 2001 at a redemption price of $3.0 million, plus a portion of accrued and unpaid interest thereon of $170,000 (the balance of which, in an amount equal to $145,000, has agreed to be paid by the Company at such time that such payment is permitted to be made pursuant to the Company's existing financing arrangements, but in no event later than January 15,
2003).The balance of preferred membership interests not redeemed by the Company must be redeemed by the Company 90 days after the seventh anniversary of the closing date of the acquisition at a redemption price of $4.0 million, plus any accrued and unpaid preferred distributions through the date of redemption.

13. MEMBERS' EQUITY

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

14. DUBUQUE RACING ASSOCIATION, LTD. CONTRACT

Dubuque Racing Association, Ltd. (the "Association"), a qualified sponsoring organization, presently holds a license to conduct gambling games under Chapter 99F and other Iowa statutes. The Association owns Dubuque Greyhound

Park, a traditional greyhound racetrack with 600 slot machines and amenities including a gift shop, restaurant and clubhouse. The Company entered into a contract (the "Operating Agreement") with the Association relating to the operation of an excursion gambling riverboat for excursion seasons through December 31, 2008, under gambling licenses held jointly. Under the terms of the Operating Agreement, subject to certain conditions, the Association shall receive the greater of the Association's gaming revenues from the greyhound park for the period, or a percentage of the total combined gaming revenues of the Association's from the greyhound park and the Company as follows:

     o    32% of the first $30,000,000 of total combined gaming revenues, plus

     o 8% of the total combined gaming revenues over $30,000,000, but less than $42,000,000, plus

     o 8% of total combined gaming revenues between $42,000,000 and $46,000,000 during any period for which no excursion boat gambling or land based gambling operation is carried on from a Wisconsin or Illinois gambling operation in Grant County, Wisconsin, or Joe Davies County, Illinois.

Gaming revenues under this contract means adjusted gross receipts, less gaming taxes.

The Association's gaming revenues from the greyhound park in 2001, 2000 and 1999 were $27,108,884, $25,912,357 and $25,074,718 respectively, which are higher than the previously described thresholds, therefore, no payments have been made to the Association in 2001, 2000 and 1999 under the Operating Agreement.

Commencing April 1, 2000, the Company had been obligated to pay and has paid the Association the sum of $.50 for each patron admitted on the boat, which, based upon recent annual attendance, approximates $500,000 annually. During 2001 and 2000, these payments approximated $503,000 and $405,000, respectively.

In the event the Company elects to sell or lease the excursion gambling boat, its furnishings and gambling equipment and/or its interest in any ticket sale facility or other buildings located in the Dubuque Ice Harbor used in connection with the operation of an excursion gambling boat to a third party that does not agree to operate these assets subject to the terms and conditions of the Operating Agreement, and obtains an acceptable offer from such third party for the purchase or lease thereof, the Association shall have the option to purchase or lease these assets on the same terms as those offered by such third party.

15. TRANSACTIONS WITH RELATED PARTIES

During 2001, the Company paid approximately $1,760,908 to PGP primarily in respect of (i) certain consulting and financial advisory services relating to the business operations of the Company, (ii) board fees and expenses paid to the members of the board of managers of PGP and (iii) tax, accounting, legal and administrative costs and expenses of PGP relating to the business operations of the Company. Additionally, OEDA paid $523,826 to PGP for the assignment of a purchase agreement to purchase OED (see Note 17).

During 2000, expenses related to interim management consulting services of approximately $37,500 were paid to an affiliate of a board member of the Company following the resignation in the previous year of the Company's former Chief Operating Officer. In addition, the Company paid approximately $1,917,551 during such period to PGP primarily in respect of (i) certain consulting and financial advisory services relating to the business operations of the Company, (ii) board fees and expenses paid to the members of the board of managers of PGP and (iii) tax, accounting, legal and administrative costs and expenses of PGP relating to the business operations of the Company.

During 1999, in connection with the sale of the Notes and the purchase of certain assets comprising the Diamond Jo Casino (see Note 1), approximately $750,000 of expenses related to organizational and bond issuance costs were reimbursed to various related parties for expenses incurred on behalf of the Company. In addition, during such period, (i) consulting expenses of $90,000 were paid to a unit holder for services related to the bond issuance, (ii) underwriting expenses of $2,900,000 were paid to Jefferies & Company, Inc., in which the Company's CEO is a managing director in the Corporate Finance department, and were included in organizational costs and bond issuance costs and (iii) the Company paid approximately $286,170 to PGP, the Company's parent and sole member, in connection with certain consulting services provided to PGP by Riviera Gaming Management and Mr. Michael Luzich relating to the business operations of the Company and with related organizational and administrative costs and expenses of PGP.

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                               2001 Quarters Ended
                                                              (Dollars in Thousands)

                                       March 31            June 30          September 30        December 31
                                    ----------------    --------------     ---------------    -----------------
Net revenues                            $ 11,257          $ 11,998            $ 13,003            $ 11,859
Income from Operations                     2,719             2,924               3,793               2,377
Net income (loss) before                     393               488               1,376                 (51)
preferred member distributions
Net income (loss)                       $    289          $    393            $  1,282            $   (145)

                                                               2000 Quarters Ended
                                                              (Dollars in Thousands)
Net revenues                            $ 10,958          $ 11,363            $ 12,540            $ 10,891
Income from Operations                     2,797             2,807               3,372               2,094
Net income (loss) before                     489               552               1,057                (223)
preferred member distributions
Net income (loss)                       $    332          $    395            $    899            $   (381)

17. SUBSEQUENT EVENTS

On February 15, 2002, OEDA consummated its acquisition of: (i) 50% of the membership interests (the "BIM3 Interests") of OED from BIM3 Investments, a Louisiana partnership ("BIM3"); and (ii) BIM3's one-half (1/2) interest in two promissory notes in the aggregate principal amount of $13,607,207.90 issued by OED, for an aggregate purchase price of $15,000,000 in cash. The remaining 50% of the membership interests in OED will continue to be owned by William E. Trotter, II Family L.L.C., a Louisiana limited liability company. The acquisition was made pursuant to a purchase agreement dated June 27, 2001 by and among the Company's parent, PGP, OED and BIM3 (as amended, the "Purchase Agreement"). Pursuant to the terms of the Purchase Agreement, PGP paid a cash deposit of $500,000 which was applied against the purchase price when the acquisition was consummated. The Purchase Agreement was assigned to OEDA by PGP on October 23, 2001 for a purchase price of $523,836 which was paid by OEDA in cash. The Company will manage the existing racetrack and will design, construct, manage and operate a new casino and contiguous racetrack facility with pari-mutuel wagering, slots and OTB parlors in Opelousas, Louisiana.

The source of funds for the transactions described above was $3,000,000 of cash on-hand and $12,000,000 of borrowings under the Company's Credit Agreement with Foothill Capital Corporation. The Company amended its credit facility to increase the available funds to $12,500,000 and obtained consents under the indenture governing its Notes to consummate the acquisition. On March 7, 2002, the Company paid consent fees totaling $887,500 to holders of the Notes related to the above transaction.

Subject to receipt of required gaming approvals, OED intends to finance the construction and development of an estimated $90 million racetrack and casino project (the "Racino Project"). The Company is currently investigating financing alternatives for the construction and development costs including, but not limited to, a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Rule 144A. The Racino Project is expected to include up to 1,525 slot machines, dirt and turf thoroughbred racetracks and several dining options. The Racino Project is one of only three racetracks in the state of Louisiana currently authorized to conduct casino operations. The successful completion of the Racino Project is subject to factors beyond the control of OED. The extent and timing of the development and construction of the Racino Project will depend on available cash flow or the ability to obtain financing. There can be no assurance that sufficient cash flow or necessary financing will be available on satisfactory terms to OED. In addition, the Company and OED will be subject to comprehensive and stringent government regulations. The Company and OED and their respective officers, directors, members, significant shareholders and employees will be subject to the Louisiana Gaming Authority and will need to submit to a regulatory review process prior to mandatory licensing. There can be no assurance that all necessary licenses will be issued, or issued on a timely basis. For the foregoing reasons, there can no assurance that the Racino Project will be completed, or completed in a timely manner.

In 2002, the Company will consolidate the operations of OED into the Company's consolidated financial statements since it will have substantive control of OED.


                                    * * * * *

INDEPENDENT AUDITORS' REPORT

To the Members of
Greater Dubuque Riverboat Entertainment Company, L.C.
 and Harbor Community Investment, L.C.
Dubuque, Iowa

We have audited the accompanying combined statements of operations, changes in members' equity, and cash flows of Greater Dubuque Riverboat Entertainment Company, L.C. and Harbor Community Investment, L.C., both of which are under common ownership and management, for the period from January 1, 1999 to July 14, 1999. These financial statements are the responsibility of the companies' management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Greater Dubuque Riverboat Entertainment Company, L.C. and Harbor Community Investment, L.C for the period from January 1, 1999 to July 14, 1999 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Cedar Rapids, Iowa
February 25, 2000

GREATER DUBUQUE RIVERBOAT ENTERTAINMENT COMPANY,  L.C.
AND HARBOR COMMUNITY INVESTMENT, L.C.

COMBINED STATEMENT OF OPERATIONS FOR THE
PERIOD FROM JANUARY 1, 1999 THROUGH JULY 14, 1999

                                                                       PERIOD
                                                                        FROM
                                                                     JANUARY 1,
                                                                      THROUGH
                                                                      JULY 14,
                                                                        1999
                                                                   -------------
REVENUES:
  Casino                                                           $ 23,763,442
  Food and beverage                                                   1,408,046
  Other                                                                 121,360
  Less - promotional allowances                                        (910,477)
                                                                   ------------
        Net revenues                                                 24,382,371
                                                                   ------------

EXPENSES:
  Casino                                                              9,799,847
  Food and beverage                                                   1,480,072
  Boat operations                                                     1,109,575
  Other                                                                  20,713
  Selling, general and administrative                                 3,646,902
  Depreciation and amortization                                       1,156,822
  Sale of business expenses (Note 7)                                  1,566,761
  Ownership litigation (Note 5)                                         304,742
                                                                   ------------
        Total expenses                                               19,085,434
                                                                   ------------

INCOME FROM OPERATIONS                                                5,296,937
                                                                   ------------

OTHER INCOME (EXPENSE):
  Interest income                                                        76,119
  Interest expense                                                     (331,101)
  Loss on sale of assets                                                (97,750)
                                                                   ------------
        Total other expense                                            (352,732)
                                                                   ------------

NET INCOME                                                         $  4,944,205
                                                                   ============


See notes to combined financial statements.

GREATER DUBUQUE RIVERBOAT ENTERTAINMENT COMPANY, L.C.
AND HARBOR COMMUNITY INVESTMENT, L.C.

COMBINED STATEMENT OF CHANGES IN MEMBERS' EQUITY
PERIOD FROM JANUARY 1, 1999 THROUGH JULY 14, 1999

------------------------------------------------------------------------------------------------------------------------------------

                                                                                Unrealized Gain
                                                                                on Investments
                                                                                   Available          Retained        Total Members'
                                          Member Units      Member Interest        for Sale           Earnings            Equity
BALANCE, JANUARY 1, 1999                          112         $ 4,100,000         $     1,508        $12,595,500       $16,697,008
  Net income                                                                                           4,944,205         4,944,205
  Member distributions                                                                                (5,258,468)       (5,258,468)
  Change in unrealized gain on
     securities available for sale                                                     (1,508)                              (1,508)
                                          -----------         -----------         -----------        -----------       -----------

BALANCE, JULY 14, 1999                            112         $ 4,100,000         $        --        $12,281,237       $16,381,237
                                          ===========         ===========         ===========        ===========       ===========

See notes to combined financial statements.

GREATER DUBUQUE RIVERBOAT ENTERTAINMENT COMPANY, L.C.
AND HARBOR COMMUNITY INVESTMENT, L.C.

COMBINED STATEMENT OF CASH FLOWS
PERIOD FROM JANUARY 1, 1999 THROUGH JULY 14, 1999

-------------------------------------------------------------------------------------

                                                                         PERIOD FROM
                                                                          JANUARY 1,
                                                                           THROUGH
                                                                           JULY 14,
                                                                             1999
                                                                          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $ 4,944,205
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                         1,156,822
      Loss on sale of assets                                                   97,750
    Changes in assets and liabilities:
      Accounts receivable                                                     (72,927)
      Inventory                                                                 7,298
      Prepaid expenses                                                         89,926
      Accounts payable                                                       (408,484)
      Accrued expenses                                                        319,126
                                                                          -----------
           Net cash flows from operating activities                         6,133,716
                                                                          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment                                 35,455
  Purchase of property and equipment                                         (467,955)
  Proceeds from sale of available for sale securities                         512,000
                                                                          -----------
           Net cash flows from investing activities                            79,500
                                                                          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term liabilities                                        (3,018,921)
  Member distributions                                                     (5,258,468)
                                                                          -----------
           Net cash flows from financing activities                        (8,277,389)
                                                                          -----------

NET DECREASE IN CASH                                                       (2,064,173)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            5,820,717
                                                                          -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 3,756,544
                                                                          ===========

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION - Cash paid during the                            $   365,587
     year for interest

SUPPLEMENTAL DISCLOSURES OF NONCASH
  INVESTING AND FINANCING ACTIVITIES -Change
    in unrealized gain on securities available for sale                   $     1,508

See notes to combined financial statements.

GREATER DUBUQUE RIVERBOAT ENTERTAINMENT COMPANY, L.C.
AND HARBOR COMMUNITY INVESTMENT, L.C.

NOTES TO COMBINED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. ORGANIZATION AND BUSINESS

Greater Dubuque Riverboat Entertainment Company, L.C. ("Greater Dubuque Riverboat"), which is licensed by the Iowa Riverboat Gaming Commission ("IRGC"), is an Iowa limited liability company with 52 members (who collectively own 112 units). Greater Dubuque Riverboat was organized and incorporated during May 1994 for the purpose of developing and holding the ownership interest in a riverboat gaming operation located in Dubuque, Iowa (the "Diamond Jo Casino"). The same members own Harbor Community Investment, L.C. ("Harbor Community") which was formed April 8, 1996 to own and lease land and buildings in an area of Dubuque, Iowa known as the Ice Harbor. The combined financial statements include the accounts and operations of Greater Dubuque Riverboat and Harbor Community. These two entities are collectively referred to as the Company. All material intercompany balances and transactions have been eliminated in combination.

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

Promotional Allowances - Food, beverage, and other items furnished without charge to customers are included in gross revenues at a value which approximates retail and then deducted as promotional allowances to arrive at net revenues. The cost of such complimentary services have been included in casino expenses on the accompanying statement of operations. Such estimated costs of providing complimentary services allocated from the food and beverage and other operating departments to the casino department are as follows:

                                                      Period from
                                                       January 1,
                                                         through
                                                      July 14, 1999
                                                      -------------

          Food and beverage                              $286,835
          Other                                             8,411

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

4. LEASING ARRANGEMENTS

The Company leases various equipment under noncancelable operating leases. The equipment leases require fixed monthly payments to be made ranging from $351 to $4,155 and certain other gaming machines and tables require contingent monthly rental payments based on usage of the equipment. The leases for gaming machines and tables expired on various dates in 1999 and 2000. Rent expense for the period from January 1, 1999 through July 14, 1999 was $747,493, including contingent rentals of $613,673.

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
                                                   -------
                                                   $32,048
                                                   =======

5. COMMITMENTS AND CONTINGENCIES

A lawsuit has also been filed by one of the three original "active" unit-holders regarding a number of claims, some of which have been narrowed by the court. The primary claim is in regards to quantum merit for the value of the services rendered to the Company. The court has narrowed that claim to those services rendered up to and including the licensure of the Company in the Spring of 1993. An estimate of potential liability, if any, as a result of the lawsuit was not possible as of the date of this report.

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

8. DUBUQUE RACING ASSOCIATION, LTD. CONTRACT

Dubuque Racing Association, Ltd. (the "Association"), a qualified sponsoring organization, presently holds a license to conduct gambling games under Chapter 99F and other Iowa statutes. The Association owns Dubuque Greyhound Park, a traditional greyhound racetrack with 600 slot machines and amenities including a gift shop, restaurant and clubhouse. In February of 1993, the Company entered into a contract (the "Operating Agreement") with the Association relating to the operation of an excursion gambling riverboat for three excursion seasons commencing April 1, 1993, under gambling licenses held jointly. In July of 1995, the Operating Agreement with the Association was amended. The provisions of the amendment are as follows:

     1. The Company shall have the option to renew and extend the Operating Agreement for three consecutive three-year terms. The option has been exercised and the Operating Agreement has been extended to March 31, 2002.

     2. Under the terms of the Operating Agreement, the Association shall receive the greater of the Association's gaming revenues from the Dubuque Greyhound Park for the period, or a percentage of the total combined gaming revenues of the Association's from the Dubuque Greyhound Park and the Greater Dubuque Riverboat Entertainment Company, L.C., as follows:

     a.   32% of the first $30,000,000 of total combined gaming revenues, plus

     b. 8% of the total combined gaming revenues over $30,000,000, but less than $42,000,000, plus

     c. 8% of the total combined gaming revenues over $42,000,000, but less than $46,000,000 during any period for which no excursion boat gambling or land based gambling operation is carried on from a Wisconsin or Illinois gambling operation in Grant County, Wisconsin or Jo Davies County, Illinois.

     Gaming revenues under this contract means adjusted gross receipts less gaming taxes.

     The Association's gaming revenues from the greyhound park were $13,320,489 for the period from January 1, 1999 through July 14, 1999, therefore payments made to the Association for the period from January 1, 1999 through July 14, 1999 under the Operating Agreement were $0.

3. Commencing April 1, 2000, the Company has been obligated to pay and has paid the Association the sum of $.50 for each patron admitted on the boat, which, based upon recent annual attendance, would approximate $500,000 annually.

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

                                    * * * * *

                                                                     SCHEDULE II

                          PENINSULA GAMING COMPANY, LLC
                        VALUATION AND QUALIFYING ACCOUNTS
          For the Years Ended December 31, 2001 and 2000 and the Period
              July 15, 1999 (Date of Inception) to December 31,1999
                                 (in thousands)


                                           Balance at      Charged to                       Balance at
                                           Beginning       Costs and                          End of
Description                                 of Year         Expenses     Deductions (a)        Year
-----------                                 -------         --------     --------------     ----------
Year ended December 31, 2001:
  Allowance for doubtful accounts .....      $  43           $ 152           $(138)           $  57

Year ended December 31, 2000:
   Allowance for doubtful accounts ....         55             108            (120)              43

Period July 15, 1999 (Date of
Inception) to December 31, 1999:
   Allowance for doubtful accounts ....          0              55              --               55

-------------
(a) Amounts written off.