Form 10-Q
period 2002-03-31
PENINSULA GAMING CO LLC; PENINSULA GAMING CORP
filed 2002-05-15
CIK 1095997, 1096051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended March 31, 2002.

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
(State or other jurisdiction                                   (I.R.S. Employer
 of incorporation or organization)                           Identification No.)

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


Part I - Financial Information

       Item 1 - Financial Statements

       Peninsula Gaming Company, LLC:
            Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2002 and
                December 31, 2001......................................................................3
            Condensed Consolidated Statements of Operations (Unaudited) for the Three
                Months Ended March 31, 2002 and 2001 ..................................................4
            Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three
                Months Ended March 31, 2002 and 2001...................................................5
            Notes to Condensed Consolidated Financial Statements (Unaudited)...........................6

       Item 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................................................13

       Item 3 - Quantitative and Qualitative Disclosures About Market Risk............................17


Part II - Other Information...........................................................................18


Signatures............................................................................................20

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                          PENINSULA GAMING COMPANY, LLC
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                     March 31,       December 31,
                                                                      2002               2001
                                                                   -----------       ------------

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                     $  7,553,437        $ 7,523,652
   Restricted cash                                                  1,922,255
   Accounts receivable, less allowance for doubtful accounts
     of $53,986 and $56,917, respectively                             159,289           105,480
   Inventory                                                          149,245            97,677
   Prepaid expenses                                                   477,770           307,064
                                                                 ------------       -----------
                  Total current assets                             10,261,996         8,033,873
                                                                 ------------       -----------

PROPERTY AND EQUIPMENT, NET                                        18,538,869        17,930,643
                                                                 ------------       -----------

OTHER ASSETS:
   Deferred financing costs, net of amortization
      of $2,076,553 and $1,844,783, respectively                    4,393,428         3,687,698
   Goodwill and other intangible assets                            71,648,784        53,083,429
   Development costs                                                2,134,377         1,602,503
   Deposits                                                           105,988            35,405
                                                                 ------------       -----------
               Total other assets                                  78,282,577        58,409,035
                                                                 ------------       -----------

TOTAL                                                            $107,083,442       $84,373,551
                                                                 ============       ===========

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                              $  1,175,505       $   335,416
   Purse settlement payable                                         1,927,472
   Accrued payroll and payroll taxes                                1,525,380         1,280,177
   Other accrued expenses                                           4,775,124         2,234,922
   Current maturity - capital lease obligations                       113,552           113,552
   Current maturity - notes payable to related party                  232,872
                                                                 ------------       -----------
               Total current liabilities                            9,749,905         3,964,067
                                                                 ------------       -----------

LONG-TERM LIABILITIES:
   Senior secured notes, net of discount                           70,410,396        70,384,482
   Line of credit                                                  12,000,000
   Capital lease obligations                                          362,229           362,229
   Notes payable to related party                                   5,203,370
                                                                 ------------       -----------
               Total long-term liabilities                         87,975,995        70,746,711
                                                                 ------------       -----------
               Total liabilities                                   97,725,900        74,710,778


COMMITMENTS AND CONTINGENCIES

PREFERRED MEMBERS' INTEREST, REDEEMABLE                             4,000,000         4,000,000

MEMBERS' EQUITY                                                     5,357,542         5,662,773
                                                                 ------------       -----------

TOTAL                                                            $107,083,442       $84,373,551
                                                                 ============       ===========

See notes to condensed consolidated financial statements (unaudited).

                          PENINSULA GAMING COMPANY, LLC
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                  Three Months     Three Months
                                                      Ended           Ended
                                                    March 31,        March 31,
                                                      2002             2001
                                                 --------------   -------------
REVENUES:
   Casino                                        $ 11,353,795     $ 11,160,186
   Racing                                           1,553,419
   Food and beverage                                  742,928          607,534
   Other                                               24,679           28,096
   Less promotional allowances                       (585,963)        (539,015)
                                                 -------------    -------------
                  Total net revenues               13,088,858       11,256,801
                                                 -------------    -------------

EXPENSES:
   Casino                                           5,022,112        4,973,326
   Racing                                           1,263,175
   Food and beverage                                  729,108          679,320
   Boat operations                                    579,656          554,172
   Other                                                8,198            4,217
   Selling, general and administrative              1,886,368        1,372,443
   Depreciation and amortization                      705,232          954,206
                                                 -------------    -------------
                  Total expenses                   10,193,849        8,537,684
                                                 -------------    -------------

INCOME FROM OPERATIONS                              2,895,009        2,719,117
                                                 -------------    -------------

OTHER INCOME (EXPENSE):
   Interest income                                     14,966           52,743
   Interest expense                                (2,642,231)      (2,379,821)
   Gain on sale of assets                                                1,000
                                                 -------------    -------------
                  Total other expense              (2,627,265)      (2,326,078)
                                                 -------------    -------------

NET INCOME BEFORE PREFERRED MEMBER
     DISTRIBUTIONS AND MINORITY INTEREST              267,744          393,039

LESS PREFERRED MEMBER DISTRIBUTIONS                   (93,263)        (103,969)

LESS MINORITY INTEREST                                 (7,472)
                                                 -------------    -------------

NET INCOME TO COMMON MEMBERS' INTEREST           $    167,009     $    289,070
                                                 =============    =============

See notes to condensed consolidated financial statements (unaudited).

                          PENINSULA GAMING COMPANY, LLC
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  Three Months     Three Months
                                                                                     Ended            Ended
                                                                                   March 31,          March 31,
                                                                                      2002             2001
                                                                                --------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                  $    167,009      $   289,070
     Adjustments to reconcile net income to net cash flows
       from operating activities:
          Depreciation and amortization                                               705,232          954,206
          Provision for doubtful accounts                                              32,108           31,255
          Amortization of deferred financing costs and bond
             discount                                                                 257,684          202,946
          Minority interest share of income                                             7,472
     Changes in operating assets and liabilities:
          Restricted cash                                                            (442,234)
          Receivables                                                                 136,778          (44,272)
          Inventory                                                                    (5,556)          15,521
          Prepaid expenses and other assets                                           (46,689)         275,545
          Accounts payable                                                            783,244         (225,725)
          Accrued expenses                                                          2,216,264        2,313,600
                                                                                  ------------     ------------
              Net cash flows from operating activities                              3,811,312        3,811,146

CASH FLOWS FROM INVESTING ACTIVITIES:
         Development costs                                                           (450,240)
         Acquisition of business, net of cash acquired                            (13,729,862)
         Purchase of property and equipment                                          (173,306)        (863,167)
                                                                                 -------------     ------------
              Net cash flows from investing activities                            (14,353,408)        (863,167)

CASH FLOWS FROM FINANCING ACTIVITIES:
          Preferred members' interest redeemed                                                      (3,000,000)
          Deferred financing costs                                                   (937,500)        (454,977)
          Member distributions                                                       (472,240)        (437,242)
          Principal payments on long-term debt to related party                       (18,379)
          Proceeds from line of credit                                             12,000,000
                                                                                 -------------     ------------
              Net cash flows from financing activities                             10,571,881       (3,892,219)
                                                                                 -------------     ------------
NET INCREASE (DECREASE) IN CASH                                                        29,785         (944,240)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    7,523,652        8,362,122
                                                                                  ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 7,553,437      $ 7,417,882
                                                                                  ============     ============


See notes to condensed consolidated financial statements (unaudited).

                          PENINSULA GAMING COMPANY, LLC
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   Organization and Basis of Presentation

Peninsula Gaming Company, LLC (the "Company") is wholly owned by Peninsula Gaming Partners, LLC, a Delaware limited liability company ("PGP") and our sole managing member. The Company is a Delaware limited liability company formed on January 26, 1999 for the purpose of purchasing assets comprised of the Diamond Jo Casino and related real property. Peninsula Gaming Corp. is a wholly owned subsidiary of the Company, has no assets or operations and was formed solely to facilitate the offering of our 12 1/4% Senior Secured Notes due 2006 (the "Notes") in certain jurisdictions. OED Acquisition, LLC ("OEDA") is a wholly owned subsidiary of PGC formed on July 9, 2001 to facilitate the purchase of a 50% membership interest in The Old Evangeline Downs, L.C. ("OED"), a Louisiana limited liability company that currently operates a racetrack that provides both live thoroughbred horse racing and off-track betting in and around Lafayette, LA. The financial position of OED as of March 31, 2002 and the results of its operations and its cash flows for the period February 15, 2002 (date of acquisition) to March 31, 2002 have been consolidated into the Company's consolidated financial statements as the Company has substantive control of OED. All significant intercompany transactions have been eliminated.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring entries unless otherwise disclosed, necessary to present fairly the financial information of the Company for the interim periods presented and have been prepared in accordance with accounting principles generally accepted in the United States of America. The interim results reflected in the financial statements are not necessarily indicative of results for the full year or other periods.

The financial statements contained herein should be read in conjunction with the audited financial statements and accompanying notes to the financial statements included in the Company's Annual Report on Form 10-K for the period ended December 31, 2001. Accordingly, footnote disclosure which would substantially duplicate the disclosure in the audited financial statements has been omitted in the accompanying unaudited financial statements.


2.   Acquisitions

On February 15, 2002, OEDA consummated its acquisition of: (i) 50% of the membership interests (the "BIM3 Interests") of OED from BIM3 Investments, a Louisiana partnership ("BIM3"); and (ii) BIM3's one-half (1/2) interest in two promissory notes in the principal amount of $10,909,244 issued by OED, for an aggregate purchase price of $15,000,000 in cash. The remaining 50% of the membership interests in OED will continue to be owned by William E. Trotter, II Family L.L.C., a Louisiana limited liability company. The acquisition was made pursuant to a purchase agreement dated June 27, 2001 by and among the Company's parent, PGP, OED and BIM3 (as amended, the "Purchase Agreement"). Pursuant to the terms of the Purchase Agreement, PGP paid a cash deposit of $500,000 which was applied against the purchase price when the acquisition was consummated. The Purchase Agreement was assigned to OEDA by PGP on October 23, 2001 for a purchase price of $523,836 which was paid by OEDA in cash. The Company will manage the existing racetrack and, subject to receipt of required gaming approvals, is planning to design, construct, manage and operate a new casino and contiguous racetrack facility with pari-mutuel wagering, slots and OTB parlors in St. Landry Parish, Louisiana (the "Racino Project").

The Company accounted for its acquisition as a purchase in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". The purchase price has been allocated to the underlying assets and liabilities based on their estimated fair values at the date of acquisition. To the extent the purchase price exceeded the fair value of the net identifiable assets acquired, such excess was recorded as goodwill. As of March 31, 2002, the Company recorded goodwill of approximately $18.6 million related to the acquisition. Under the provisions of SFAS No. 142, goodwill arising from the acquisition will not be amortized but will be reviewed at least annually for impairment and written down and charged to income when its recorded value exceeds its estimated fair value. The results of operations of OED are included in the condensed consolidated financial statements from the date of acquisition through March 31, 2002.

The source of funds for the transaction described above was $3,000,000 of cash on-hand and $12,000,000 of borrowings under the Company's Credit Agreement with Foothill Capital Corporation. During the first quarter of 2002, the Company amended its credit facility to increase the available funds to $12,500,000 and obtained consents under the indenture governing its Notes to consummate the acquisition. On March 7, 2002, the Company paid consent fees totaling $887,500 to holders of the Notes related to the above transaction.

It is anticipated that OED will require at least $90 million to finance the construction and development of the Racino Project. The Company is currently investigating financing alternatives for the financing of construction and development costs including, but not limited to, a private placement of debt securities. The Racino Project is expected to include at least 1,525 slot machines, dirt and turf thoroughbred racetracks and several dining options. The Racino Project is one of only three racetracks in the State of Louisiana currently authorized to conduct casino operations. The successful completion of the Racino Project is subject to factors beyond the control of OED. The extent and timing of the development and construction of the Racino Project will depend on available cash flow or the ability to obtain financing. There can be no assurance that sufficient cash flow or necessary financing will be available on satisfactory terms to OED. In addition, the Company and OED will be subject to comprehensive and stringent government regulations. The Company and OED and their respective officers, directors, members, significant shareholders and employees will be subject to the Louisiana Gaming Authority and will need to submit to a regulatory review process prior to mandatory licensing. There can be no assurance that all necessary licenses will be issued, or issued on a timely basis. For the foregoing reasons, there can no assurance that the Racino Project will be completed, or completed in a timely manner.

The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company for the three months ended March 31, 2002 and 2001 as if the acquisition had occurred January 1, 2001.

           Pro Forma Information (Unaudited)
           (in thousands)
                                                     2002            2001
                                                   --------        --------
           Net revenues                            $ 14,721        $ 14,682
           Income from operations                     3,230           3,312
           Net income to common interests               229             332


The pro forma adjustments included in the pro forma information above represents interest on borrowings of $12.0 million under our credit facility with Foothill Capital Corp. used to finance the purchase of OED, the elimination of intercompany interest expense and the elimination of amortization of the reorganization value in excess of amounts allocable to identifiable assets (included in goodwill) related to OED. The pro forma results do not purport to be indicative of results that would have occurred had the acquisition been if effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

3.  Summary of Significant Accounting Policies and Recent Accounting
    Pronouncements

RESTRICTED CASH - Restricted cash represents amounts for purses to be paid during the live meet racing season at OED. Additionally, restricted cash includes entrance fees for two (2) special futurity races during the next racing season, plus any interest earnings. These funds will be used to pay the purse for the two races. A separate interest bearing bank account is required for these funds.

PROPERTY AND EQUIPMENT  -   Property  and  equipment  are  recorded  at cost and
capitalized lease assets are recorded at their fair market value at the inception of the lease. Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred. Depreciation and amortization are computed on a straight-line basis over the following estimated useful lives:


             Land improvements                          20-40 years
             Building and leasehold improvements*        9-40 years
             Riverboat and improvements                  5-20 years
             Furniture, fixtures and equipment           3-12 years
             Computer equipment                           3-5 years
             Vehicles                                       5 years

* The Company leases the land at The Old Evangeline Downs racetrack pursuant to a land lease which expires on the earlier of December 31, 2004 or the first day that the Company opens a new racetrack facility for business in St. Landry Parish, Louisiana. The remaining net book value of the Company's leasehold improvements at The Old Evangeline Downs racetrack as of March 31, 2002 is being amortized over the remaining term of the land lease.

REVENUE RECOGNITION - In accordance with common industry practice, our casino revenues are the net of gaming wins and losses. Racing revenues include our share of pari-mutuel wagering on live races after payment of amounts returned as winning wagers, and our share of wagering from import and export simulcasting as well as our share of wagering from our off-track betting parlors.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS 142 ("SFAS 142") - SFAS 142 provides that goodwill and certain indefinite lived intangible assets will no longer be amortized but will be reviewed at least annually for impairment and written down and charged to income when their recorded value exceeds their estimated fair value. During the three months ended March 31, 2002, the Company performed a transitional impairment test on goodwill in accordance with SFAS 142 and determined the estimated fair value of the Company exceeded its carrying value. Based on that review, management determined that there was no impairment of goodwill. Goodwill amortization during the three months ended March 31, 2001 was $353,497. Assuming the non-amortization of these standards had been adopted at the beginning of 2001, the Company's adjusted net income for the three months ended March 31, 2001 would have been $642,567.

MINORITY INTEREST - Minority interest on the Condensed Consolidated Statement of Operations represents the 50% portion of net income from OED allocated to William E. Trotter, II Family L.L.C., a Louisiana limited liability company, who owns the remaining 50% interest in OED. Due to the deficit balance within members' equity of approximately $5.8 million as of February 15, 2002 (date of acquisition), PGC recorded additional goodwill of approximately $2.9 million related to the minority interest portion of this deficit balance within OED's members' equity. In accordance with minority interest accounting, no minority interest liability is recorded until the OED members' equity balance is positive. Goodwill will continue to be adjusted in future periods until the minority interest's historical deficit balance exceeds zero.

4. Property and equipment at March 31, 2002 and December 31, 2001 are summarized as follows:


                                                     March 31,      December 31,
                                                       2002            2001
                                                   -----------    --------------

         Land                                      $ 1,110,000    $    800,000
         Buildings and leasehold improvements        8,155,513       6,565,735
         Riverboats and improvements                 8,266,076       8,261,693
         Furniture, fixtures and equipment           6,575,586       5,512,717
         Computer equipment                            642,457         617,538
         Vehicles                                      130,754          65,032
         Equipment held under capital lease
           obligations                                 704,527         704,527
                                                   ------------    ------------
         Subtotal                                   25,584,913      22,527,242
         Accumulated depreciation                   (7,046,044)     (4,596,599)
                                                   ------------    ------------
         Property and equipment, net               $18,538,869     $17,930,643
                                                   ============    ============



5.   Notes Payable to Related Party

"Notes payable to related party" are notes payable to Mr. William E. Trotter a 50% owner of OED. During the period February 15, 2002 (date of acquisition) to March 31, 2002, interest of $21,104 was paid to Mr. Trotter. In addition, at March 31, 2002, interest of $45,302 was accrued in "Other accrued expenses".

Long-term debt to related parties at March 31, 2002 consists of the following:


         Note payable in the original amount of $6,579,814,
         dated December 1, 1994 and bearing interest at 10%
         per annum, due August 1, 2014, payable in monthly
         installments of $63,835 including principal and
         interest; secured by equipment, building, and land.        $5,436,242

         Less current portion                                         (232,872)
                                                                    -----------
         Net long-term debt to related parties                      $5,203,370
                                                                    ===========


         Aggregate maturities of long-term debt to related parties for each of the next five years ending December 31 are as follows:

         2002                                                       $  172,462
         2003                                                          250,916
         2004                                                          277,190
         2005                                                          306,215
         2006                                                          338,280
         Thereafter                                                  4,091,179
                                                                    ----------
                                                                    $5,436,242
                                                                    ==========

6.   Operating Leases

GROUND LEASE - LAFAYETTE - The Company leases the land on which the OED racetrack is located from MT Holdings, LLC, a related party of OED. The ground lease annual rental is $0 per year and the lease term expires on the earlier of December 31, 2004 or the first day the Company opens a new racetrack facility for business in St. Landry Parish, Louisiana.

NEW IBERIA - The Company is under a month-to-month contract for $5,000 per month to lease the New Iberia off-track betting parlor. The lease requires payment of property taxes, maintenance and insurance on the property. During the period February 15, 2002 (date of acquisition) to March 31, 2002, the Company paid $7,321 in rent for the New Iberia off-track betting parlor.

PARI-MUTUEL PROCESSING EQUIPMENT - OED entered into a five-year lease agreement commencing on February 15, 2001 for computerized pari-mutuel central processing equipment, terminals and certain associated equipment at OED. Additionally, the lease agreement provides the Company with pari-mutuel services whereby the leased equipment automatically registers and totals the amounts wagered on the races held at the race track or simulcast to it and to its respective off-track wagering parlors, and displays the win pool odds, payoffs, and other pertinent horse racing information needed to operate live meet horse racing and off-track betting. The Company pays 0.43% of the handle for the services provided during both live meet racing days and off-track betting racing days. The charges are subject to a minimum of $1,950 per live meet race day and $1,150 per off-track betting race day. Additionally, if a race day is not completed, the Company must pay 50% of the minimum if less than four races are declared official and 100% of the minimum if four or more races are declared official. In a typical year, the Company has 82 live meet racing days and 228 off-track betting days. The Company paid $44,425 during the period February 15, 2002 (date of acquisition) to March 31, 2002 related to the pari-mutuel processing equipment lease.

The total minimum rental payments for the lease mentioned in the preceding paragraph assuming the Company has 82 live meet racing days and 228 off-track betting days for each of the years ended December 31 are summarized as follows:

              2002                           $  316,575
              2003                              422,100
              2004                              422,100
              2005                              422,100
                                             ----------
                                             $1,582,875
                                             ==========

OTHER - OED has operating leases for various pieces of equipment under non-cancelable agreements, which expire in various years through 2006. Total other rent expense for the period February 15, 2002 (date of acquisition) to March 31, 2002 was $7,718. The total minimum rental payments for these leases for the years ended December 31 are summarized as follows:

              2002                           $     6,715
              2003                                 2,887
              2004                                   864
              2005                                   864
              2006                                   360
                                             -----------
                                             $    11,690
                                             ===========

7.  Related Parties

LONG TERM DEBT - The Company has $5,436,242 in debt to a related party as of March 31, 2002, see Note 5. The Company paid principal of $18,379 and interest of $21,104 to the related party during the period February 15, 2002 (date of acquisition) to March 31, 2002 related to the debt.

LAND LEASE - The Company leases the land at the OED racetrack from MT Holdings, LLC for an annual rental of $0 pursuant to a land lease which expires on the earlier of December 31, 2004 or the first day that the Company opens a new racetrack facility for business in St. Landry Parish, Louisiana. MT Holdings, LLC is partially owned by William E. Trotter, a 50% owner of OED. The lease has been accounted for as an operating lease.


8.  Contingencies

The Horseman Benevolent Protection Association ("HBPA") has filed a lawsuit against all licensed racetracks in the State of Louisiana. The lawsuit alleges that HBPA is not receiving the appropriate share of net revenues from video poker devices located at licensed tracks. First Statewide Racing Co., Inc., an affiliate of The Old Evangeline Downs, L.C., was the holder of the video poker license at the time the lawsuit was filed and is the named defendant.

HBPA claims that the revenue split from video poker wagering should be calculated before the tracks deduct the franchise tax owed to the State of Louisiana. It is the Company's position that this claim is contrary to the state statutes and to the interpretation applied by the Louisiana State Police Gaming Division in determining net revenues to be shared. However, should HBPA prevail in this lawsuit, each track named in the suit could be facing a judgment of several million dollars plus interest.

On March 12, 2001, the 19th Judicial District Court entered a judgment in favor of the HBPA against all licensed racetracks in the State of Louisiana, including the Company. The judgment granted HBPA's motion for summary judgment as to liability only. The Company's liability has not been determined at this time, but the final judgment could be in the $3 million to $5 million range. The damages portion of the litigation will be decided at a later date. The Company has appealed the verdict. Although the outcome of litigation is inherently uncertain, management, after consultation with legal counsel, believes the verdict will be overturned on appeal and does not expect the lawsuit will have a material adverse effect on the Company's financial position or results of operations.

Notwithstanding the above mentioned HBPA lawsuit, we are not a party to, and none of our property is the subject of, any other pending legal proceedings other than litigation arising in the normal course of business. We do not believe that adverse determinations in any or all such other litigation (excluding the HBPA lawsuit) would have a material adverse effect on our financial condition or results of operations.


9.  Segment Information

Pursuant to the provisions of SFAS 131 "Disclosures About Segments of an Enterprise and Related Information", the Company has determined that, in connection with the acquisition of OED, the Company currently operates two reportable segments: (1) Iowa operations, which comprise the Diamond Jo riverboat casino in Dubuque, IA; and (2) Louisiana operations, which comprise the racetrack operated by OED in Lafayette, LA.

The accounting policies for each segment are the same as those described in the "Summary of Significant Accounting Policies" in the notes to the financial statements included in the Company's Annual Report on Form 10-K for the period ended December 31, 2001 and in the "Summary of Significant Accounting Policies and Recent Accounting Pronouncements" above. The Company and the gaming industry use earnings before interest, taxes, depreciation and amortization ("EBITDA") as a means to evaluate performance. EBITDA should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with accounting principles generally accepted in the United States of America) or as a measure of the Company's limitations.

The table below presents information about reported segments (in thousands):

                                                        Net Revenues
                                                Three Months Ended March 31,
                                                     2002        2001
                                                  ---------    --------

    Diamond Jo (1)                                $ 11,466     $ 11,257
    OED (2)                                          1,623
                                                  ---------    ---------
    Total                                         $ 13,089     $ 11,257

                                                          EBITDA (3)
                                                Three Months Ended March 31,
                                                     2002        2001
                                                  ---------    ---------

    Diamond Jo (1)                                $  3,426     $  3,673
    OED (2)                                            174
                                                  --------     ---------
    Total EBITDA                                     3,600        3,673
    Depreciation and amortization                     (705)        (954)
    Interest expense, net                           (2,628)      (2,327)
    Gain on sale of assets                                            1
    Preferred member distributions                     (93)        (104)
    Minority interests                                  (7)
                                                  ----------    --------
    Net income to common members' interest        $    167      $   289

                                                        Total Assets
                                                       As of March 31,
                                                     2002         2001
                                                  ---------     --------
           Diamond Jo                             $ 99,051      $85,750
           OED                                       8,100
           Adjustments (4)                             (68)
                                                  ---------     --------
           Total                                  $107,083      $85,750

(1) Reflects results of operations for the three months ended March 31, 2002 and 2001.

(2) Reflects results of operations of OED for the period February 15, 2002 (date of acquisition) to March 31, 2002.

(3) EBITDA is defined as income from operations plus depreciation and amortization.

(4) Reflects the elimination of intercompany balances.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the combined financial statements and the related notes thereto appearing elsewhere in this report. Some statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of the Litigation Reform Act, which involve risks and uncertainties, including the risks and uncertainties discussed below, as well as other risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2001. Should these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our future performance and actual results of operations may differ materially from those expected or intended.

         The results of operations of the Company discussed below include the combined results of operations of the Diamond Jo casino in Dubuque, IA for the three months ended March 31, 2002 and the results of operations of OED in Lafayette, LA for the period February 15, 2002 through March 31, 2002.


STATEMENT OF OPERATIONS DATA

                                                        Diamond Jo                       OED
                                            --------------------------------    --------------------
                                                                                Period February 15,
                                              Three Months Ended March 31,       2002 to March 31,
                                                 2002               2001                2002
                                                 ----               ----                ----

       REVENUES:
           Casino                           $11,353,795         $11,160,186
           Racing                                                                   $1,553,419
           Food and beverage                    673,414             607,534             69,514
           Other                                 24,679              28,096
           Less promotional
                allowances                     (585,963)           (539,015)
                                            ------------        ------------        ----------

           Net revenues                      11,465,925          11,256,801          1,622,932
                                            -----------         ------------        ----------

       EXPENSES:
           Casino                             5,022,112           4,973,326
           Racing                                                                    1,263,175
           Food and beverage                    648,045             679,320             81,063
           Boat operations                      579,656             554,172
           Other                                  8,198               4,217
           Selling, general and
                administrative                1,782,267           1,372,443            104,100
           Depreciation and
                amortization                    673,086             954,206             32,142
                                            -----------         ------------       -----------

           Total expenses                     8,713,364           8,537,684          1,480,485
                                            -----------         -------------      -----------

           Income from operations           $ 2,752,561           2,719,117        $   142,448

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

         Net revenues increased 16.3% to $13.1 million for the three months ended March 31, 2002 from $11.3 million for the three months ended March 31, 2001 due to net revenues from OED of $1.6 million and an increase in the Diamond Jo's slot revenue of 5.5%, or $527,000 for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. This increase in slot revenues was a result of an increased marketing focus on the addition of new players club members as well as on targeting players club promotions towards more profitable market segments. This increase in slot revenues was offset by a decrease in table games revenue at the Diamond Jo of $333,000. This decrease was a direct result of a 2.3 percentage point decrease in our table game hold percentage.

         Casino gaming win in the Dubuque market increased 2.0% to $20.6 million for the three months ended March 31, 2002 from $20.2 million for the three months ended March 31, 2001. We believe this increase was primarily due to targeted players club promotions and a continued focus on maintenance of our slot mix as well as a continued focus by operators at the Greyhound Park on maintenance of their slot mix during such period. Our share of the Dubuque market casino gaming win decreased slightly to 55.2% for the three months ended March 31, 2002 from 55.4% for the three months ended March 31, 2001. This decrease is attributed to a decrease in our table game revenue of $333,000, resulting from a 2.3 percentage point decrease in our table game hold percentage. Our casino revenues increased 1.7% to $11.4 million for the three months ended March 31, 2002 from $11.2 million for the three months ended March 31, 2001. This increase is due to a 5.5% increase in slot revenue offset by a decrease in table game revenues as discussed above. Casino revenues were derived 88.4% from slot machines and 11.6% from table games for the three months ended March 31, 2002 compared to 85.2% from slot machines and 14.8% from table games for the three months ended March 31, 2001. The number of gaming positions at the Diamond Jo at March 31, 2002 was 828 compared to 868 at March 31, 2001. This decrease was due to the elimination of four blackjack tables and one craps table during the three months ended March 31, 2002. Consistent with an increase in casino revenue, our casino win per gaming position per day at the Diamond Jo increased 6.6% to $152.36 for the three months ended March 31, 2002 from $142.86 for the three months ended March 31, 2001. Admissions to the casinos in the Dubuque market increased 2.6% to 438,280 for the three months ended March 31, 2002 from 427,146 for the three months ended March 31, 2001. We believe this increase is primarily attributable to unusually bad weather during the first two months of 2001 compared to the same period in 2002. For the three months ended March 31, 2002, our share of the Dubuque market casino admissions decreased to 52.0% from 53.5% for the three months ended March 31, 2001. We believe this decrease is primarily attributable to our targeted use of marketing dollars directed primarily towards more profitable market segments during 2002 compared to 2001. Our admissions at the Diamond Jo for the three months ended March 31, 2002 remained constant at 228,000 patrons compared to the three months ended March 31, 2001. For the three months ended March 31, 2002 our casino win per admission at the Diamond Jo increased 2.1% to $49.84 from $48.83 for the three months ended March 31, 2001.

         Racing revenues of $1.6 million related solely to revenues at OED for the period February 15, 2002 (date of acquisition) to March 31, 2002. Net food and beverage revenues, other revenues and promotional allowances increased slightly to $0.2 million for the three months ended March 31, 2002 from $0.1 million for the three months ended March 31, 2001 related primarily to food and beverage revenues from OED of $0.1 million.

         Casino operating expenses remained substantially unchanged at $5.0 million for the three months ended March 31, 2002 and 2001. Racing expenses of $1.3 million related solely to expenses at OED for the period February 15, 2002 (date of acquisition) to March 31, 2002. Food and beverage expenses, boat operation expenses and other expenses were substantially unchanged for the three months ended March 31, 2002 and 2001. Selling, general and administrative expenses increased to $1.9 million for the three months ended March 31, 2002 from $1.4 million for the three months ended March 31, 2001. This increase was due to (A) selling, general and administrative expenses at OED of $104,000, (B) an increase in legal expenses of $127,000 (resulting from a credit of $130,000 in legal expense during the corresponding period of the prior year), (C) an increase in management bonuses of $142,000, and (D) an increase in consulting and various lobbying expenses of $60,000.

         Depreciation and amortization expenses decreased 26.1% to $0.7 million for the three months ended March 31, 2002 from $1.0 million for the three months ended March 31, 2001. This decrease is due to adoption of Statement of Financial Accounting Standards 142 ("SFAS 142") which provides that goodwill and certain indefinite lived intangible assets will no longer be amortized but will be reviewed at least annually for impairment and written down and charged to income when their recorded value exceeds their estimated fair value. During the three months ended March 31, 2002, the Company evaluated the estimated fair value of the Company in accordance with SFAS 142 and determined the estimated fair value exceeded the carrying value of the Company. As a result, no impairment of goodwill has been recorded during the three months ended March 31, 2002. Goodwill amortization during the three months ended March 31, 2001 was approximately $353,000. Net interest expense increased 12.9% to $2.6 million for the three months ended March 31, 2002 from $2.3 million for the three months ended March 31, 2001. This increase is due to an increase in interest expense associated with our senior credit facility with Foothill Capital Corporation providing for commitments of up to $12.5 million which mature in 2005, $12.0 million of which was drawn down by the Company on February 15, 2002 to consummate the acquisition of OED.



LIQUIDITY AND CAPITAL RESOURCES

         CASH FLOWS FROM OPERATING, INVESTING AND FINANCING ACTIVITIES

         Our cash balance increased $0.1 million during the three month period ended March 31, 2002 to $7.6 million from $7.5 million at December 31, 2001.

         Cash flows from operating activities of $3.8 million for the three month period ended March 31, 2002 consisted of net income of $0.2 million increased by non-cash charges of $1.0 million, principally depreciation and amortization, and an increase in working capital of $2.6 million. The change in working capital is primarily comprised of an increase in accrued expenses of $2.2 million, which is principally due to an increase in accrued interest related to our 12 1/4% Senior Secured Notes due 2006 (the "Senior Secured Notes").

         Cash flows used in investing activities for the three month period ended March 31, 2002 was $14.4 million including $13.7 million for the purchase of OED (net of cash acquired) and approximately $0.5 million in development costs related to the OED acquisition. In addition, cash outflows of approximately $0.2 million were used for capital expenditures mainly related to the purchase of replacement slot machines in an effort to improve the gaming experience of our patrons.

         Cash from financing activities for the three month period ended March 31, 2002 of $10.6 million reflects the proceeds of a $12.0 million borrowing under our $12.5 million senior credit facility with Foothill Capital Corp. offset by deferred financing costs of $0.9 million, including consent fees totaling $887,500 paid to holders of our Senior Secured Notes related to our investment in OED, and distributions to members of $0.5 million.

         RACINO PROJECT

         On February 15, 2002, OEDA consummated its acquisition of: (i) 50% of the membership interests (the "BIM3 Interests") of OED from BIM3 Investments, a Louisiana partnership ("BIM3"); and (ii) BIM3's one-half (1/2) interest in two promissory notes in the principal amount of $10,909,244 issued by OED, for an aggregate purchase price of $15,000,000 in cash. The remaining 50% of the membership interests in OED will continue to be owned by William E. Trotter, II Family L.L.C., a Louisiana limited liability company. The acquisition was made pursuant to a purchase agreement dated June 27, 2001 by and among the Company's parent, PGP, OED and BIM3 (as amended, the "Purchase Agreement"). Pursuant to the terms of the Purchase Agreement, PGP paid a cash deposit of $500,000 which was applied against the purchase price when the acquisition was consummated. The Purchase Agreement was assigned to OEDA by PGP on October 23, 2001 for a purchase price of $523,836 which was paid by OEDA in cash. The Company will manage the existing racetrack and, subject to receipt of required gaming approvals, is planning to design, construct, manage and operate a new casino and contiguous racetrack facility with pari-mutuel wagering, slots and OTB parlors in St. Landry Parish, Louisiana (the "Racino Project").

         It is anticipated that OED will require at least $90 million to finance the construction and development of the Racino Project. The Company is currently investigating financing alternatives for the financing of construction and development costs including, but not limited to, a private placement of debt securities. The Racino Project is expected to include at least 1,525 slot machines, dirt and turf thoroughbred racetracks and several dining options. The Racino Project is one of only three racetracks in the State of Louisiana currently authorized to conduct casino operations. The successful completion of the Racino Project is subject to factors beyond the control of OED. The extent and timing of the development and construction of the Racino Project will depend on available cash flow or the ability to obtain financing. There can be no assurance that sufficient cash flow or necessary financing will be available on satisfactory terms to OED. In addition, the Company and OED will be subject to comprehensive and stringent government regulations. The Company and OED and their respective officers, directors, members, significant shareholders and employees will be subject to the Louisiana Gaming Authority and will need to submit to a regulatory review process prior to mandatory licensing. There can be no assurance that all necessary licenses will be issued, or issued on a timely basis. For the foregoing reasons, there can no assurance that the Racino Project will be completed, or completed in a timely manner.

         We believe that cash on hand and cash generated from operations will be sufficient to satisfy our working capital and capital expenditure requirements (other than the Racino Project), repay borrowings under our senior credit facility, and satisfy our other debt service requirements. However, we cannot assure you that this will be the case. If cash on hand and cash generated from operations are insufficient to meet these obligations, we may have to refinance our debt or sell some or all of our assets to meet our obligations.

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

         We are exposed to interest rate risk due to changes in interest rates with respect to our long-term variable interest rate debt borrowing under our senior credit facility. As of March 31, 2002, we had $12.0 million in borrowings under the senior credit facility. We have estimated our market risk exposure using sensitivity analysis. We have defined our market risk exposure as the potential loss in future earnings and cash flow with respect to interest rate exposure of our market risk sensitive instruments assuming a hypothetical increase in market rates of interest of one percentage point. Assuming we borrow the maximum amount allowed under the senior credit facility ($12.5 million), if market rates of interest on our variable rate debt increased by one percentage point, the estimated market risk exposure under the senior credit facility would be approximately $0.1 million.

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

Description              Contract Terms     Interest Rate     Cost   Fair Value
-----------              --------------     -------------     ----   ----------

Senior Secured Notes     due July 1, 2006   12 1/4% fixed     $71.0    $72.4*


* Represents fair value as of May 13, 2002 based on information provided by the Company's investment banking firm.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

         The Horseman Benevolent Protection Association ("HBPA") has filed a lawsuit against all licensed racetracks in the State of Louisiana. The lawsuit alleges that HBPA is not receiving the appropriate share of net revenues from video poker devices located at licensed tracks. First Statewide Racing Co., Inc., an affiliate of The Old Evangeline Downs, L.C., was the holder of the video poker license at the time the lawsuit was filed and is the named defendant.

         HBPA claims that the revenue split from video poker wagering should be calculated before the tracks deduct the franchise tax owed to the State of Louisiana. It is the Company's position that this claim is contrary to the state statutes and to the interpretation applied by the Louisiana State Police Gaming Division in determining net revenues to be shared. However, should HBPA prevail in this lawsuit, each track named in the suit could be facing a judgment of several million dollars plus interest.

         On March 12, 2001, the 19th Judicial District Court entered a judgment in favor of the HBPA against all licensed racetracks in the State of Louisiana, including the Company. The judgment granted HBPA's motion for summary judgment as to liability only. The Company's liability has not been determined at this time, but the final judgment could be in the $3 million to $5 million range. The damages portion of the litigation will be decided at a later date. The Company has appealed the verdict. Although the outcome of litigation is inherently uncertain, management, after consultation with legal counsel, believes the verdict will be overturned on appeal and does not expect the lawsuit will have a material adverse effect on the Company's financial position or results of operations.

         Notwithstanding the above mentioned HBPA lawsuit, we are not a party to, and none of our property is the subject of, any other pending legal proceedings other than litigation arising in the normal course of business. We do not believe that adverse determinations in any or all such other litigation (excluding the HBPA lawsuit) would have a material adverse effect on our financial condition or results of operations.


Item 2.  Changes in Securities and Use of Proceeds

         None.


Item 3.  Defaults Upon Senior Securities

         Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.


Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                  None

         (b)  Reports on Form 8-K

              (i) Form 8-K filed March 4, 2002, regarding purchase of The Old Evangeline Downs, L.C.


              (ii) Form 8-K/A filed May 1, 2002 amending the
                   registrant's report on Form 8-K for the event dated February 15, 2002, as filed on March 4, 2002, to include the historical financial statements and pro forma financial information required by Item 7(a) and (b).

SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dubuque, State of Iowa on May 14, 2002.

                                             PENINSULA GAMING COMPANY

                                             By:  /s/ M. Brent Stevens
                                                -------------------------
                                                  M. Brent Stevens
                                                  Chief Executive Officer

                                             By:  /s/ George T. Papanier
                                                -------------------------
                                                  George T. Papanier
                                                  Chief Operating Officer

                                             By:  /s/ Natalie A. Schramm
                                                -------------------------
                                                  Natalie A. Schramm
                                                  Chief Financial Officer



                                             PENINSULA GAMING CORP.

                                             By:  /s/ M. Brent Stevens
                                                --------------------------
                                                  M. Brent Stevens
                                                  President and Treasurer
                                                  (principal financial officer)