Form 10-Q
period 2002-06-30
PENINSULA GAMING CO LLC; PENINSULA GAMING CORP
filed 2002-08-14
CIK 1095997, 1096051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended June 30, 2002.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from _________________________ to ____________________

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the last 90 days.   Yes [X] No []

         All of the common equity interests of Peninsula Gaming Company, LLC (The "Company") are held by Peninsula Gaming Partners, LLC, and all of the common stock of Peninsula Gaming Corp. is held by Peninsula Gaming Company, LLC.


                          PENINSULA GAMING COMPANY, LLC
                               INDEX TO FORM 10-Q



Part I - Financial Information

       Item 1 - Financial Statements

          Peninsula Gaming Company, LLC:
               Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2002 and
                  December 31, 2001.......................................................................3
               Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six
                  Months Ended June 30, 2002 and 2001 ....................................................4
               Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six
                  Months Ended June 30, 2002 and 2001 ....................................................5
               Notes to Condensed Consolidated Financial Statements (Unaudited)...........................6

        Item 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................................................14

        Item 3 - Quantitative and Qualitative Disclosures About Market Risk...............................21


Part II - Other Information...............................................................................22

Signatures................................................................................................24

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                          PENINSULA GAMING COMPANY, LLC
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                   JUNE 30,           DECEMBER 31,
                                                                                     2002                2001
                                                                                -------------        -------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                    $ 10,465,356         $ 7,523,652
   Restricted cash                                                                   542,511
   Accounts receivable, less allowance for doubtful accounts
     of $56,640 and $56,917, respectively                                          1,300,412             105,480
   Inventory                                                                         146,213              97,677
   Prepaid expenses                                                                  664,932             307,064
                                                                                ------------        ------------
                  Total current assets                                            13,119,424           8,033,873
                                                                                ------------        ------------

PROPERTY AND EQUIPMENT, NET                                                       18,288,497          17,930,643
                                                                                ------------        ------------

OTHER ASSETS:
   Deferred financing costs, net of amortization
      of $2,076,553 and $1,844,783, respectively                                   4,122,330           3,687,698
   Goodwill and other intangible assets                                           71,451,925          53,083,429
   Development costs                                                               2,724,175           1,602,503
   Deposits                                                                          106,838              35,405
                                                                                ------------        ------------
               Total other assets                                                 78,405,268          58,409,035
                                                                                ------------        ------------

TOTAL                                                                           $109,813,189       $  84,373,551
                                                                                ============       =============
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                             $  1,915,310        $    335,416
   Purse settlement payable                                                        1,241,598
   Accrued payroll and payroll taxes                                               1,183,979           1,280,177
   Other accrued expenses                                                          7,167,659           2,234,922
   Current maturity - capital lease obligations                                      113,552             113,552
   Current maturity - notes payable to related party                                 294,804
                                                                                ------------        ------------
                  Total current liabilities                                       11,916,902           3,964,067
                                                                                ------------        ------------

LONG-TERM LIABILITIES:
   Senior secured notes, net of discount                                          70,437,129          70,384,482
   Line of credit                                                                 12,000,000
   Capital lease obligations                                                         362,229             362,229
   Notes payable to related party                                                  5,141,438
                                                                                ------------         ------------
                  Total long-term liabilities                                     87,940,796          70,746,711
                                                                                ------------         ------------
                  Total liabilities                                               99,857,698          74,710,778

COMMITMENTS AND CONTINGENCIES

PREFERRED MEMBERS' INTEREST, REDEEMABLE                                            4,000,000           4,000,000

MEMBERS' EQUITY                                                                    5,955,491           5,662,773
                                                                                ------------        ------------

TOTAL                                                                           $109,813,189        $ 84,373,551
                                                                                ============        ============

See notes to condensed consolidated financial statements (unaudited).


                          PENINSULA GAMING COMPANY, LLC
           CONDENSED CONSOIDATED STATEMENTS OF OPERATIONS (UNAUDITED)




                                                   THREE MONTHS         THREE MONTHS          SIX MONTHS           SIX MONTHS
                                                       ENDED                ENDED                ENDED                ENDED
                                                     JUNE 30,              JUNE 30,             JUNE 30,             JUNE 30,
                                                       2002                 2001                 2002                 2001
                                                -------------------   -----------------    -----------------     ---------------

REVENUES:
   Casino                                           $  12,174,849       $  12,010,185        $ 23,528,643         $ 23,170,371
   Racing                                               3,651,690                               4,912,837
   Food and beverage                                    1,154,471             653,974           1,894,559            1,261,507
   Other                                                   31,252              32,323              55,931               60,419
   Less promotional allowances                           (645,911)           (698,638)         (1,231,874)          (1,257,858)
                                                -------------------   -----------------    -----------------     ---------------
                  Total net revenues                   16,366,351          11,997,844          29,160,096           23,234,439
                                                -------------------   -----------------    -----------------     ---------------


EXPENSES:
   Casino                                               5,203,614           5,172,860          10,250,293           10,146,657
   Racing                                               2,773,780                               3,737,299
   Food and beverage                                    1,092,551             726,614           1,828,080            1,407,045
   Boat operations                                        567,295             579,715           1,151,271            1,133,886
   Other                                                    7,080               5,601              15,278                9,819
   Selling, general and administrative                  2,070,991           1,631,732           3,872,540            2,982,387
   Depreciation and amortization                          728,210             957,802           1,433,442            1,912,008
                                                -------------------   -----------------    -----------------    ----------------
                  Total expenses                       12,443,521           9,074,324          22,288,203           17,591,802
                                                -------------------   -----------------    -----------------    ----------------

INCOME FROM OPERATIONS                                  3,922,830           2,923,520           6,871,893            5,642,637
                                                -------------------   -----------------    -----------------    ----------------

OTHER INCOME (EXPENSE):
   Interest income                                         16,105              58,044              31,070              110,788
   Interest expense (including amortization
     of deferred financing costs and bond
     discount of $297,830 and $232,975
     for the three months ended June 30,
     2002 and 2001, respectively,
     and $555,514 and $435,921 for the
     six months ended June 30, 2002
     and 2001, respectively)
                                                       (2,889,395)         (2,416,546)         (5,531,624)          (4,796,367)
   Loss on sale of assets                                                     (76,765)                                 (75,765)
                                                -------------------   -----------------    -----------------    ----------------
                  Total other expense                  (2,873,290)         (2,435,267)         (5,500,554)          (4,761,344)
                                                -------------------   -----------------    -----------------    ----------------

NET INCOME BEFORE PREFERRED
MEMBER DISTRIBUTIONS
AND MINORITY INTEREST                                   1,049,540             488,253           1,371,339              881,293

LESS PREFERRED MEMBER
DISTRIBUTIONS                                             (93,263)            (95,680)           (186,525)            (199,649)

LESS MINORITY INTEREST                                   (161,563)                               (196,144)
                                                -------------------   -----------------    -----------------    ----------------

NET INCOME TO COMMON MEMBERS'
INTEREST                                            $     794,714       $     392,573        $    988,670        $     681,644
                                                ===================   =================    =================    ================


See notes to condensed consolidated financial statements (unaudited).


                          PENINSULA GAMING COMPANY, LLC
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                      SIX MONTHS              SIX MONTHS
                                                                                         ENDED                   ENDED
                                                                                        JUNE 30,                JUNE 30,
                                                                                         2002                    2001
                                                                                     ---------------         ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                      $     988,670           $     681,644
     Adjustments to reconcile net income to net cash flows
      from operating activities:
          Depreciation and amortization                                                  1,433,442               1,912,008
          Provision for doubtful accounts                                                   67,374                  77,966
          Amortization of deferred financing costs and bond
            discount                                                                       555,515                 435,921
          Loss on sale of assets                                                                                    75,765
          Minority interest share of income                                                196,144
     Changes in operating assets and liabilities:
          Restricted cash                                                                  937,510
          Receivables                                                                   (1,044,611)               (130,718)
          Inventory                                                                         (2,513)                  6,455
          Prepaid expenses and other assets                                               (297,076)                334,628
          Accounts payable                                                                 817,788                (491,859)
          Accrued expenses                                                               4,304,339               4,289,260
                                                                                     ---------------         ----------------
            Net cash flows from operating activities                                     7,956,582               7,191,070

CASH FLOWS FROM INVESTING ACTIVITIES:
         Development costs                                                              (1,003,014)
         Acquisition of business, net of cash acquired                                 (13,729,862)
         Proceeds from sale of property and equipment                                                               27,133
         Purchase of property and equipment                                               (630,170)             (1,111,039)
                                                                                     ---------------         ----------------
              Net cash flows from investing activities                                 (15,363,046)             (1,083,906)


CASH FLOWS FROM FINANCING ACTIVITIES:
          Preferred members' interest redeemed                                                                  (3,000,000)
          Deferred financing costs                                                        (937,500)               (475,446)
          Member distributions                                                            (695,953)               (876,558)
          Principal payments on long-term debt to related party                            (18,379)
          Proceeds from line of credit                                                  12,000,000
                                                                                     ---------------         ---------------
              Net cash flows from financing activities                                  10,348,168              (4,352,004)
                                                                                     ---------------         ---------------

NET INCREASE IN CASH                                                                     2,941,704               1,755,160

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         7,523,652               8,362,122
                                                                                     ---------------         ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $  10,465,356           $  10,117,282
                                                                                     ===============         ===============

See notes to condensed consolidated financial statements (unaudited).

                          PENINSULA GAMING COMPANY, LLC
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  Organization and Basis of Presentation

Peninsula Gaming Company, LLC (the "Company" or "PGC") is wholly owned by Peninsula Gaming Partners, LLC, a Delaware limited liability company ("PGP") and our sole managing member. The Company is a Delaware limited liability company formed on January 26, 1999 for the purpose of purchasing assets comprised of the Diamond Jo Casino and related real property. Peninsula Gaming Corp. is a wholly owned subsidiary of the Company, has no assets or operations and was formed solely to facilitate the offering of our 12 1/4% Senior Secured Notes due 2006 (the "Notes") in certain jurisdictions. OED Acquisition, LLC ("OEDA") is a wholly owned subsidiary of PGC formed on July 9, 2001 to facilitate the purchase of a 50% membership interest in The Old Evangeline Downs, L.C. ("OED"), a Louisiana limited liability company that currently operates a racetrack that provides both live thoroughbred horse racing and off-track betting in and around Lafayette, LA. The financial position of OED as of June 30, 2002 and the results of its operations and its cash flows for the period February 15, 2002 (date of acquisition) to June 30, 2002 have been consolidated into the Company's consolidated financial statements as the Company has substantive control of OED. All significant intercompany transactions have been eliminated.

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


2.  Acquisitions

On February 15, 2002, OEDA consummated its acquisition of: (i) 50% of the membership interests (the "BIM3 Interests") of OED from BIM3 Investments, a Louisiana partnership ("BIM3"); and (ii) BIM3's one-half (1/2) interest in two promissory notes in the principal amount of $10,909,244 issued by OED (the "OED Notes"), for an aggregate purchase price of $15,000,000 in cash. The remaining 50% of the membership interests in OED are currently owned by William E. Trotter, II Family L.L.C., a Louisiana limited liability company. The acquisition was made pursuant to a purchase agreement dated June 27, 2001 by and among the Company's parent, PGP, OED and BIM3 (as amended, the "Purchase Agreement"). Pursuant to the terms of the Purchase Agreement, PGP paid a cash deposit of $500,000 which was applied against the purchase price when the acquisition was consummated. The Purchase Agreement was assigned to OEDA by PGP on October 23, 2001 for a purchase price of $523,836 which was paid by OEDA in cash.

The Company accounted for its acquisition as a purchase in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". The purchase price has been allocated to the underlying assets and liabilities based on their estimated fair values at the date of acquisition. To the extent the purchase price exceeded the fair value of the net identifiable assets acquired, such excess was recorded as goodwill. As of June 30, 2002, the Company recorded goodwill of approximately $18.3 million related to the acquisition. Under the provisions of SFAS No. 142, goodwill arising from the acquisition will not be amortized but will be reviewed at least annually for impairment and written down and charged to income when its recorded value exceeds its estimated fair value. The results of operations of OED are included in the condensed consolidated financial statements from the date of acquisition through June 30, 2002.

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

On June 25, 2002 PGP entered into an agreement with William E. Trotter, II ("WET2") and William E Trotter, II Family LLC, a Louisiana limited liability company ("WET2LLC") to acquire (i) the 50% interest in the OED Notes owned by WET2, and (ii) the 50% membership interest in OED, owned by WET2LLC, for a purchase price of $15,000,000, plus a contingent fee of one half of one percent (.5%) of the net slot revenues from the date of opening of a new casino, located in St. Landry Parish, until the date that is ten years after the opening of the casino to the public. The Company is currently pursuing financing for the above transaction through various sources.

The Company will manage the existing racetrack and, subject to receipt of required gaming approvals, is planning to design, construct, manage and operate a new casino and contiguous racetrack facility with pari-mutuel wagering, slots and OTB parlors in St. Landry Parish, Louisiana (the "Racino Project").

It is anticipated that OED will require at least $90 million to finance the construction and development of the Racino Project. The Company is currently investigating financing alternatives for the financing of construction and development costs including, but not limited to, a private placement of debt securities. The Racino Project is expected to include at least 1,525 slot machines, dirt and turf thoroughbred racetracks and several dining options. The Racino Project is one of only three racetracks in the State of Louisiana currently authorized to conduct casino operations. The successful completion of the Racino Project is subject to factors beyond the control of OED. The extent and timing of the development and construction of the Racino Project will depend on available cash flow or the ability to obtain financing. There can be no assurance that sufficient cash flow or necessary financing will be available on satisfactory terms to OED. In addition, the Company and OED will be subject to comprehensive and stringent government regulations. The Company and OED and their respective officers, directors, members, significant shareholders and employees will be subject to the Louisiana Gaming Authority and will need to submit to a regulatory review process prior to mandatory licensing. There can be no assurance that all necessary licenses will be issued, or issued on a timely basis. For the foregoing reasons, there can be no assurance that the Racino Project will be completed, or completed in a timely manner.

The following unaudited consolidated pro forma information presents a summary of the consolidated results of operations of the Company for the six months ended June 30, 2002 and 2001 as if the acquisition of 50% of OED had occurred January 1, 2001.

           Consolidated Pro Forma Information (Unaudited)
           (in thousands)
                                                     2002           2001
                                                   --------       --------
           Net revenues                            $ 30,529       $ 30,180
           Income from operations                     7,123          6,691
           Net income to common interests               967            685


The consolidated pro forma adjustments included in the consolidated pro forma information above represents interest on borrowings of $12.0 million under our credit facility with Foothill Capital Corp. used to finance the purchase of OED, the elimination of intercompany interest expense and the elimination of amortization of the reorganization value in excess of amounts allocable to identifiable assets (included in goodwill) related to OED. The pro forma results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.


3.   Summary of Significant Accounting Policies and Recent Accounting
     Pronouncements

RESTRICTED CASH - Restricted cash represents amounts for purses to be paid during the live meet racing season at OED. Additionally, restricted cash includes entrance fees for a special futurity race during the current racing season, plus any interest earnings. These funds will be used to pay the purse for the race. A separate interest bearing bank account is required for these funds.

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

* The Company leases the land at The Old Evangeline Downs racetrack pursuant to a land lease which expires on the earlier of December 31, 2004 or the first day that the Company opens a new racetrack facility for business in St. Landry Parish, Louisiana. The remaining net book value of the Company's leasehold improvements at The Old Evangeline Downs racetrack as of June 30, 2002 is being amortized over the remaining term of the land lease.

REVENUE RECOGNITION -- In accordance with common industry practice, our casino revenues are the net of gaming wins and losses. Racing revenues include our share of pari-mutuel wagering on live races after payment of amounts returned as winning wagers, and our share of wagering from import and export simulcasting as well as our share of wagering from our off-track betting parlors.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -- Included in selling, general and administrative expenses for the three and six months ended June 31, 2002 are consulting and lobbying expenses of $57,500 related to the proposed Racino Project. In addition, during the three and six months ended June 30, 2002, the Company incurred selling, general and administrative expenses totaling $25,000 and $55,000, respectively, related to a governmental relations services agreement with respect to gaming issues and developments in Wisconsin which might affect the Company and its gaming operations in Iowa. The Company does not plan to incur any significant additional expenses in this regard.

SFAS 142 "GOODWILL AND OTHER INTANGIBLE ASSETS" -- SFAS 142 provides that goodwill and certain indefinite lived intangible assets will no longer be amortized but will be reviewed at least annually for impairment and written down and charged to income when their recorded value exceeds their estimated fair value. During the first quarter of 2002, the Company performed a transitional impairment test on goodwill in accordance with SFAS 142 and determined the estimated fair value of the Company exceeded its carrying value. Based on that review, management determined that there was no impairment of goodwill. Goodwill amortization during the three and six months ended June 30, 2001 was $353,497 and $706,994, respectively. Assuming the non-amortization of these standards had been adopted at the beginning  of 2001,  the  Company's  adjusted  net  income for the three and six
months  ended  June  30,  2001  would  have  been   $746,070   and   $1,388,638,
respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS -- In April 2002, the FASB issued SFAS No. 145, Recission of FASB Statements Nos. 4, 44, and 64, amendment of FASB Statement No. 13, and Technical Corrections. This Statement requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if the criteria in Opinion 30 has been met. Further, lease modifications with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the previous guidance on the subject. This statement requires, among other things, that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions for this statement are effective for exit or disposal activities that are initiated after December 31, 2002.

MINORITY INTEREST -- Minority interest on the Condensed Consolidated Statement of Operations represents the 50% portion of net income from OED allocated to WET2LLC, who owns the remaining 50% interest in OED. Due to the deficit balance within members' equity of approximately $5.8 million as of February 15, 2002 (date of acquisition), PGC recorded additional goodwill of approximately $2.9 million related to the minority interest portion of this deficit balance within OED's members' equity. In accordance with minority interest accounting, no minority interest liability is recorded until the OED members' equity balance is positive. Goodwill will continue to be adjusted for net income in future periods until the minority interest's historical deficit balance exceeds zero.


4. Property and equipment at June 30, 2002 and December 31, 2001 are summarized as follows:


                                                  June 30,         December 31,
                                                    2002               2001
                                                ------------      ------------

Land                                            $ 1,110,000       $   800,000
Buildings and leasehold improvements              8,312,147         6,565,735
Riverboats and improvements                       8,277,346         8,261,693
Furniture, fixtures and equipment                 6,840,047         5,512,717
Computer equipment                                  687,929           617,538
Vehicles                                            130,753            65,032
Equipment held under capital lease
  obligations                                       704,527           704,527
                                                ------------      ------------

Subtotal                                         26,062,749        22,527,242
Accumulated depreciation                         (7,774,252)       (4,596,599)
                                                ------------      ------------
Property and equipment, net                     $18,288,497       $17,930,643
                                                ============      ===========


5.   Notes Payable to Related Party

"Notes payable to related party" are two promissory notes payable to WET2. During the three months ended June 30, 2002 and the period February 15, 2002 (date of acquisition) to June 30, 2002, interest of $135,441 and $156,545, respectively, was paid to WET2. In addition, at June 30, 2002, interest of $44,835 was accrued in "Other accrued expenses".

Notes payable to related party at June 30, 2002 consists of the following:


         Notes payable in the original amount of $6,579,814,
         dated December 1, 1994 and bearing interest at 10%
         per annum, due August 1, 2014, payable in monthly
         installments of $63,835 including principal and interest; through February, 2002 secured by equipment,
         building, and land.*                                $  5,436,242

         Less current portion                                    (294,804)
                                                             ------------
         Net long-term debt to related party                 $  5,141,438
                                                             ============

     * Beginning March 2002, OED has been making interest only payments related to the notes. Principal amounts due for the period March through June 2002 have been included in the current portion of debt to related party.

     Contractual aggregate maturities of long-term debt to related parties for each of the next five years ending December 31 are as follows:

         2002                                                $    172,462
         2003                                                     250,916
         2004                                                     277,190
         2005                                                     306,215
         2006                                                     338,280
         Thereafter                                             4,091,179
                                                             ------------
                                                             $  5,436,242
                                                             ============


6.   Operating Leases

GROUND LEASE - LAFAYETTE -- The Company leases the land on which the OED racetrack is located from MT Holdings, LLC, a related party of OED. The ground lease annual rental is $0 per year and the lease term expires on the earlier of December 31, 2004 or the first day the Company opens a new racetrack facility for business in St. Landry Parish, Louisiana.

NEW IBERIA -- The Company is under a month-to-month contract for $5,000 per month to lease the New Iberia off-track betting parlor. The lease requires payment of property taxes, maintenance and insurance on the property. During the three months ended June 30, 2002 and the period February 15, 2002 (date of acquisition) to June 30, 2002, the Company paid $15,000 and $22,321, respectively, in rent for the New Iberia off-track betting parlor.

PARI-MUTUEL PROCESSING EQUIPMENT -- OED entered into a five-year lease agreement commencing on February 15, 2001 for computerized pari-mutuel central processing equipment, terminals and certain associated equipment at OED. Additionally, the lease agreement provides the Company with pari-mutuel services whereby the leased equipment automatically registers and totals the amounts wagered on the races held at the race track or simulcast to it and to its respective off-track wagering parlors, and displays the win pool odds, payoffs, and other pertinent horse racing information needed to operate live meet horse racing and off-track betting. The Company pays 0.43% of the handle for the services provided during both live meet racing days and off-track betting racing days. The charges are subject to a minimum of $1,950 per live meet race day and $1,150 per off-track betting race day. Additionally, if a race day is not completed, the Company must pay 50% of the minimum if less than four races are declared official and 100% of the minimum if four or more races are declared official. In a typical year, the Company has 82 live meet racing days and 228 off-track betting days. The Company paid $125,399 and $172,124 during the three months ended June 30, 2002 and the period February 15, 2002 (date of acquisition) to June 30, 2002, respectively, related to the pari-mutuel processing equipment lease.

The total minimum rental payments for the lease mentioned in the preceding paragraph assuming the Company has 82 live meet racing days and 228 off-track betting days for each of the years ended December 31 are summarized as follows:

           2002                                  $   211,050
           2003                                      422,100
           2004                                      422,100
           2005                                      422,100
                                                 -----------
                                                 $ 1,477,350
                                                 ===========


OTHER - OED has operating leases for various pieces of equipment under non-cancelable agreements, which expire in various years through 2006. Total other rent expense for the three months ended June 30, 2002 and the period February 15, 2002 (date of acquisition) to June 30, 2002 was $9,894 and $10,493, respectively. The total minimum rental payments for these leases for the years ended December 31 are summarized as follows:

           2002                                  $    3,358
           2003                                       2,887
           2004                                         864
           2005                                         864
           2006                                         360
                                                 ----------
                                                 $    8,333
                                                 ==========


7.  Related Parties

LONG TERM DEBT -- The Company has $5,436,242 in debt to a related party as of June 30, 2002, see Note 5. The Company paid interest of $135,441 to the related party during the three months ended June 30, 2002 and principal of $18,379 and interest of $156,545 to the related party during the period February 15, 2002 (date of acquisition) to June 30, 2002 related to the debt.

LAND LEASE -- The Company leases the land at the OED racetrack from MT Holdings, LLC for an annual rental of $0 pursuant to a land lease which expires on the earlier of December 31, 2004 or the first day that the Company opens a new racetrack facility for business in St. Landry Parish, Louisiana. MT Holdings, LLC is partially owned by WET2, an indirect 50% owner of OED. The lease has been accounted for as an operating lease.

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

On March 12, 2001, the 19th Judicial District Court entered a judgment in favor of the HBPA against certain licensed racetracks in the State of Louisiana, including the Company. The judgment granted HBPA's motion for summary judgment as to liability only. The Company's liability was not determined at the time of the grant of summary judgment, but the final judgment could be, based on discussions with legal counsel, in the $3 million to $5 million range. The Company appealed the verdict and the First Circuit Court of Appeal of Louisiana reversed the judgment of the District Court on June 21, 2002. The HBPA subsequently appealed the reversal to the Louisiana Supreme Court. Although the outcome of litigation is inherently uncertain, management, after consultation with legal counsel, believes the reversal of the District Court verdict will be upheld and does not expect the lawsuit will have a material adverse effect on the Company's financial position or results of operations.

On June 21, 2002, PGP filed a complaint with the United States District Court in the Western District of Louisiana (the "Trotter Complaint") alleging breach of contract by WET2LLC for failing to honor its previous agreement to, among other things, enter into a management services agreement with the Company for the management of the existing OED racetrack and the development and management of the Racino Project. However, in accordance with the agreement among PGP and WET2 and WET2LLC dated June 25, 2002 (as discussed in Note 2 above), PGP has agreed to dismiss the complaint upon closing of the acquisition by PGP of (i) the 50% interest in the OED Notes owned by WET2, and (ii) the 50% membership interest in OED, owned by WET2LLC.

Notwithstanding the above mentioned HBPA lawsuit and the Trotter Complaint, we are not a party to, and none of our property is the subject of, any other pending legal proceedings other than litigation arising in the normal course of business. We do not believe that adverse determinations in any or all such other litigation (excluding the HBPA lawsuit) would have a material adverse effect on our financial condition or results of operations.


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



The table below presents information about reported segments (in thousands):

                                                          Net Revenues                              Net Revenues
                                                   Three Months Ended June 30,                Six Months Ended June 30,
                                                     2002               2001                    2002             2001
                                                     ----               ----                    ----             ----

Diamond Jo (1)                                     $ 12,252          $ 11,998                 $ 23,715        $ 23,234
OED (2)                                               4,114                                      5,445
                                                   --------          --------                 --------        --------
Total                                              $ 16,366          $ 11,998                 $ 29,160        $ 23,234


                                                           EBITDA (3)                                EBITDA (3)
                                                   Three Months Ended June 30,                Six Months Ended June 30,
                                                   2002                 2001                    2002             2001
                                                   ----                 ----                    ----             ----

Diamond Jo (1)                                     $  4,032          $  3,881                 $  7,458        $  7,555
OED (2)                                                 619                                        847
                                                   ---------         ---------                --------        --------
Total EBITDA                                          4,651             3,881                    8,305           7,555
Depreciation and amortization                          (728)             (958)                  (1,433)         (1,912)
Interest expense, net                                (2,873)           (2,358)                  (5,501)         (4,685)
Gain on sale of assets                                                    (77)                                     (77)
Preferred member distributions                          (93)              (95)                    (186)           (199)
Minority interests                                     (162)                                      (196)
                                                   --------          --------                 --------        --------
Net income to common members'
  interest                                         $    795          $    393                 $    989        $    682


                                                                                                       Total Assets
                                                                                            As of June 30,   At December 31,
                                                                                                2002             2001
                                                                                                ----             ----

Diamond Jo                                                                                    $ 101,250       $ 84,374
OED                                                                                               8,827
Adjustments (4)                                                                                    (264)
                                                                                              ---------       ---------
Total                                                                                         $ 109,813       $ 84,374


_________
(1) Reflects results of operations for the three and six months ended June 30, 2002 and 2001.

(2) Reflects results of operations of OED for the three months ended June 30, 2002 and the period February 15, 2002 (date of acquisition) to June 30, 2002.

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

The results of operations of the Company discussed below include the combined results of operations of the Diamond Jo casino in Dubuque, IA for the three and six months ended June 30, 2002 and 2001 and the results of operations of OED in Lafayette, LA for the three months ended June 30, 2002 and the period February 15, 2002 through June 30, 2002.

STATEMENT OF OPERATIONS DATA

                                                         DIAMOND JO                      OED
                                                                                     THREE MONTHS
                                                 THREE MONTHS ENDED JUNE 30,          ENDED JUNE
                                                 2002               2001                 2002
                                                 ----               ----                 ----
       REVENUES:
           Casino                           $12,174,849           $12,010,185
           Racing                                                                     $3,651,690
           Food and beverage                    691,827               653,974            462,644
           Other                                 31,252                32,323
           Less promotional
                allowances                     (645,911)             (698,638)
                                            ------------          ------------        -----------
           Net revenues                      12,252,017            11,997,844          4,114,334
                                            ------------          ------------        -----------
       EXPENSES:
           Casino                             5,203,614             5,172,860
           Racing                                                                      2,773,780
           Food and beverage                    699,032               726,614            393,519
           Boat operations                      567,295               579,715
           Other                                  7,080                 5,601
           Selling, general and
                administrative                1,742,604             1,631,732            328,387
           Depreciation and
                amortization                    692,069               957,802             36,141
                                            ------------          ------------        -----------
           Total expenses                     8,911,694             9,074,324          3,531,827
                                            ------------          ------------        -----------

           Income from
                operations                  $ 3,340,323           $ 2,923,520         $  582,507
                                            ============          ============        ==========


                                                         DIAMOND JO                     OED
                                                                                  PERIOD FEBRUARY 15,
                                                 SIX MONTHS ENDED JUNE 30,       2002 TO JUNE 30,
                                                 2002               2001                 2002
                                                 ----               ----                 ----

       REVENUES:
           Casino                           $23,528,643           $23,170,371
           Racing                                                                      $4,912,837
           Food and beverage                  1,362,402             1,261,507             532,157
             Other                               55,931                60,419
           Less promotional
                allowances                   (1,231,874)           (1,257,858)
                                            ------------          ------------         ----------
           Net revenues                      23,715,102            23,234,439           5,444,994
                                            ------------          ------------         ----------

       EXPENSES:
           Casino                            10,250,293            10,146,657
           Racing                                                                       3,737,299
           Food and beverage                  1,353,497             1,407,045             474,583
           Boat operations                    1,151,271             1,133,886
           Other                                 15,278                 9,819
           Selling, general and
                administrative                3,486,886             2,982,387             385,654
           Depreciation and
                amortization                  1,365,155             1,912,008              68,287
                                            ------------          ------------         ----------
           Total expenses                    17,622,380            17,591,802           4,665,823
                                            ------------          ------------         ----------
           Income from
             operations                     $ 6,092,722           $ 5,642,637          $  779,171
                                            ============          ============         ==========



THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Net revenues increased 36.4% to $16.4 million for the three months ended June 30, 2002 from $12.0 million for the three months ended June 30, 2001 due to net revenues from OED of $4.1 million and an increase in the Diamond Jo's slot revenue of 4.2%, or $433,000 for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. This increase in slot revenues was a result of an increased marketing focus on the addition of new players club members as well as on targeting players club promotions towards more profitable market segments. This increase in slot revenues was offset by a decrease in table games revenue at the Diamond Jo of $269,000. This decrease was a direct result of a 1.5 percentage point decrease in our table game hold percentage and an 8.0% decrease in table game drop.

Casino gaming win in the Dubuque market increased 3.7% to $22.7 million for the three months ended June 30, 2002 from $21.9 million for the three months ended June 30, 2001. We believe this increase was primarily due to targeted players club promotions and a continued focus on maintenance of our slot mix as well as a continued focus by operators at the Greyhound Park on maintenance of their slot mix during such period. Our share of the Dubuque market casino gaming win decreased slightly to

53.7% for the three months ended June 30, 2002 from 55.0% for the three months ended June 30, 2001. This decrease is attributed to a decrease in our table game revenue as discussed above. Our casino revenues increased 1.4% to $12.2 million for the three months ended June 30, 2002 from $12.0 million for the three months ended June 30, 2001. This increase is due to an increase in slot revenue offset by a decrease in table game revenues as discussed above. Casino revenues were derived 87.5% from slot machines and 12.5% from table games for the three months ended June 30, 2002 compared to 85.1% from slot machines and 14.9% from table games for the three months ended June 30, 2001. The number of gaming positions at the Diamond Jo at June 30, 2002 was 852 compared to 868 at June 30, 2001. This decrease was due to the elimination of four blackjack tables and one craps table during the first quarter of 2002 offset by the addition of 24 slot machines in April 2002. Consistent with an increase in casino revenue, our casino win per gaming position per day at the Diamond Jo increased 3.6% to $157.57 for the three months ended June 30, 2002 from $152.05 for the three months ended June 30, 2001. Admissions to the casinos in the Dubuque market increased slightly to 505,848 for the three months ended June 30, 2002 from 502,065 for the three months ended June 30, 2001. For the three months ended June 30, 2002, our share of the Dubuque market casino admissions decreased to 49.1% from 50.3% for the three months ended June 30, 2001. We believe this decrease is primarily attributable to our targeted use of marketing dollars towards more profitable market segments during 2002 compared to 2001. Our admissions at the Diamond Jo for the three months ended June 30, 2002 decreased slightly to 248,108 for the three months ended June 30, 2002 from 252,708 for the three months ended June 30, 2001. For the three months ended June 30, 2002 our casino win per admission at the Diamond Jo increased 3.2% to $49.07 from $47.53 for the three months ended June 30, 2001.

Racing revenues of $3.7 million related solely to revenues at OED for the three months ended June 30, 2002. Net food and beverage revenues, other revenues and promotional allowances increased to $0.5 million for the three months ended June 30, 2002 from $0.0 million for the three months ended June 30, 2001 related to food and beverage revenues at OED.

Casino operating expenses at the Diamond Jo remained substantially unchanged at $5.2 million for the three months ended June 30, 2002 and 2001. Racing expenses at OED were $2.8 million for the three months ended June 30, 2002. Food and beverage expenses increased to $1.1 million for the three months ended June 30, 2002 from $0.7 million for the three months ended June 30, 2001 due primarily to food and beverage expenses from OED of $0.4 million. Boat operation expenses and other expenses were substantially unchanged for the three months ended June 30, 2002 and 2001. Selling, general and administrative expenses increased to $2.1 million for the three months ended June 30, 2002 from $1.6 million for the three months ended June 30, 2001. This increase in such expenses resulted from (A) selling, general and administrative expenses at OED of $328,000, (B) an increase in legal expenses of $90,000 (resulting from a credit of $100,000 in legal expense during the corresponding period of the prior year) and (C) an increase in consulting and various lobbying expenses of $50,000.

Depreciation and amortization expenses decreased 24.0% to $0.7 million for the three months ended June 30, 2002 from $1.0 million for the three months ended June 30, 2001. This decrease is due to adoption of Statement of Financial Accounting Standards 142 ("SFAS 142"), which provides that goodwill and certain indefinite lived intangible assets will no longer be amortized but will be reviewed at least annually for impairment and written down and charged to income when their recorded value exceeds their estimated fair value. During the first quarter of 2002, the Company evaluated the estimated fair value of the Company in accordance with SFAS 142 and determined the estimated fair value exceeded the carrying value of the Company. As a result, no impairment of goodwill has been recorded during the three months ended June 30, 2002. Goodwill amortization during the three months ended June 30, 2001 was approximately $353,000. Net interest expense increased 21.8% to $2.9 million for the three months ended June 30, 2002 from $2.4 million for the three months ended June 30, 2001. This increase is due to an increase in interest expense associated with our senior credit facility with Foothill Capital Corporation providing for commitments of up to $12.5 million which mature in 2005, $12.0 million of which was drawn down by the Company on February 15, 2002 to consummate an investment in OED.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Net revenues increased 25.5% to $29.2 million for the six months ended June 30, 2002 from $23.2 million for the six months ended June 30, 2001 due to net revenues from OED of $5.4 million and an increase in the Diamond Jo's slot revenue of 4.9%, or $960,000 for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. This increase in slot revenues was a result of an increased marketing focus on the addition of new players club members as well as on targeting players club promotions towards more profitable market segments. This increase in slot revenues was offset by a decrease in table games revenue at the Diamond Jo of $602,000. This decrease was a direct result of a
1.9 percentage point decrease in our table game hold percentage and an 8.6% decrease in table game drop.

Casino gaming win in the Dubuque market increased 2.9% to $43.2 million for the six months ended June 30, 2002 from $42.0 million for the six months ended June 30, 2001. We believe this increase was primarily due to targeted players club promotions and a continued focus on maintenance of our slot mix as well as a continued focus by operators at the Greyhound Park on maintenance of their slot mix during such period. Our share of the Dubuque market casino gaming win decreased slightly to 54.4% for the six months ended June 30, 2002 from 55.2% for the six months ended June 30, 2001. This decrease is attributed to a decrease in our table game revenue as discussed above. Our casino revenues increased 1.5% to $23.5 million for the six months ended June 30, 2002 from $23.2 million for the six months ended June 30, 2001. This increase is due to an increase in slot revenue offset by a decrease in table game revenues as discussed above. Casino revenues were derived 87.9% from slot machines and 12.1% from table games for the six months ended June 30, 2002 compared to 85.2% from slot machines and 14.8% from table games for the six months ended June 30, 2001. The number of gaming positions at the Diamond Jo at June 30, 2002 was 852 compared to 868 at June 30, 2001. This decrease was due to the elimination of four blackjack tables and one craps table during the first quarter of 2002 offset by the addition of 24 slot machines in April 2002. Consistent with an increase in casino revenue, our casino win per gaming position per day at the Diamond Jo increased 5.1% to $155.01 for the six months ended June 30, 2002 from $147.48 for the six months ended June 30, 2001. Admissions to the casinos in the Dubuque market increased slightly to 944,128 for the six months ended June 30, 2002 from 929,211 for the six months ended June 30, 2001. For the six months ended June 30, 2002, our share of the Dubuque market casino admissions decreased to 50.4% from 51.8% for the six months ended June 30, 2001. We believe this decrease is primarily attributable to our targeted use of marketing dollars directed primarily towards more profitable market segments during 2002 compared to 2001. Our admissions at the Diamond Jo for the six months ended June 30, 2002 decreased slightly to 475,894 for the six months ended June 30, 2002 from 481,271 for the six months ended June 30, 2001. For the six months ended June 30, 2002 our casino win per admission at the Diamond Jo increased 2.7% to $49.44 from $48.14 for the six months ended June 30, 2001.

Racing revenues of $4.9 million related solely to revenues at OED for the period February 15, 2002 (date of acquisition) to June 30, 2002. Net food and beverage revenues, other revenues and promotional allowances increased to $0.7 million for the six months ended June 30, 2002 from $0.1 million for the six months ended June 30, 2001 related to food and beverage revenues at OED.

Casino operating expenses at the Diamond Jo remained substantially unchanged at $10.2 million for the six months ended June 30, 2002 and 2001. Racing expenses at OED were $3.7 million for the period February 15, 2002 (date of acquisition) to June 30, 2002. Food and beverage expenses increased to $1.8 million for the six months ended June 30, 2002 from $1.4 million for the six months ended June 30, 2001 due primarily to food and beverage expenses from OED of $0.5 million. Boat operation expenses and other expenses were substantially unchanged for the six months ended June 30, 2002 and 2001. Selling, general and administrative expenses increased to $3.9 million for the six months ended June 30, 2002 from $3.0 million for the six months ended June 30, 2001. This increase in such expenses resulted from (A) selling, general and administrative expenses at OED of $386,000, (B) an increase in legal expenses of $284,000 (resulting from a credit of $230,000 in legal expense during the corresponding period of the prior year) and (C) an increase in consulting and various lobbying expenses of $105,000.

Depreciation and amortization expenses decreased 25.0% to $1.4 million for the six months ended June 30, 2002 from $1.9 million for the six months ended June 30, 2001. This decrease is due to adoption of Statement of Financial Accounting Standards 142 ("SFAS 142") which provides that goodwill and certain indefinite lived intangible assets will no longer be amortized but will be reviewed at least annually for impairment and written down and charged to income when their recorded value exceeds their estimated fair value. During the first quarter of 2002, the Company evaluated the estimated fair value of the Company in accordance with SFAS 142 and determined the estimated fair value exceeded the carrying value of the Company. As a result, no impairment of goodwill has been recorded during the six months ended June 30, 2002. Goodwill amortization during the six months ended June 30, 2001 was approximately $707,000. Net interest expense increased 17.4% to $5.5 million for the six months ended June 30, 2002 from $4.7 million for the six months ended June 30, 2001. This increase is due to an increase in interest expense associated with our senior credit facility with Foothill Capital Corporation providing for commitments of up to $12.5 million which mature in 2005, $12.0 million of which was drawn down by the Company on February 15, 2002 to consummate an investment in OED.


Recent Accounting Pronouncements

SFAS 142 "GOODWILL AND OTHER INTANGIBLE ASSETS" -- SFAS 142 provides that goodwill and certain indefinite lived intangible assets will no longer be amortized but will be reviewed at least annually for impairment and written down and charged to income when their recorded value exceeds their estimated fair value. During the first quarter of 2002, the Company performed a transitional impairment test on goodwill in accordance with SFAS 142 and determined the estimated fair value of the Company exceeded its carrying value. Based on that review, management determined that there was no impairment of goodwill. Goodwill amortization during the three and six months ended June 30, 2001 was $353,497 and $706,994, respectively. Assuming the non-amortization of these standards had been adopted at the beginning of 2001, the Company's adjusted net income for the three and six months ended June 30, 2001 would have been $746,070 and $1,388,638, respectively.

In April 2002, the FASB issued SFAS No. 145, Recission of FASB Statements Nos. 4, 44, and 64, amendment of FASB Statement No. 13, and Technical Corrections. This statement, among other things, significantly limits the situations whereby the extinguishment of debt is treated as an extraordinary item in the statement of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the previous guidance on the subject. This statement requires, among other things, that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions for this statement are effective for exit or disposal activities that are initiated after December 31, 2002.


LIQUIDITY AND CAPITAL RESOURCES

         Cash Flows from Operating, Investing and Financing Activities
         -------------------------------------------------------------

Our cash balance increased $2.9 million during the six month period ended June 30, 2002 to $10.5 million from $7.5 million at December 31, 2001.

Cash flows from operating activities of $8.0 million for the three month period ended June 30, 2002 consisted of net income of $1.0 million increased by non-cash charges of $2.3 million, principally depreciation and amortization, and an increase in working capital of $4.7 million. The change in working capital is primarily comprised of an increase in accrued expenses of $4.3 million, which is principally due to an increase in accrued interest related to our 12 1/4% Senior Secured Notes due 2006 (the "Senior Secured Notes").

Cash flows used in investing activities for the six month period ended June 30, 2002 was $15.4 million including $13.7 million for the purchase of OED (net of cash acquired) and approximately $1.0 million in development costs related to the OED acquisition. In addition, cash outflows of approximately $0.6 million were used for capital expenditures mainly related to the purchase of replacement slot machines in an effort to improve the gaming experience of our patrons.

Cash from financing activities for the six month period ended June 30, 2002 of $10.3 million reflects the proceeds of a $12.0 million borrowing under our $12.5 million credit agreement with Foothill Capital Corp. offset by deferred financing costs of $0.9 million, including consent fees totaling $887,500 paid to holders of our Senior Secured Notes related to our investment in OED, and distributions to members of $0.7 million.

         Racino Project
         --------------

On February 15, 2002, OEDA consummated its acquisition of: (i) 50% of the membership interests (the "BIM3 Interests") of OED from BIM3 Investments, a Louisiana partnership ("BIM3"); and (ii) BIM3's one-half (1/2) interest in two promissory notes in the principal amount of $10,909,244 issued by OED (the "OED Notes"), for an aggregate purchase price of $15,000,000 in cash. The remaining 50% of the membership interests in OED is currently owned by William E. Trotter, II Family L.L.C., a Louisiana limited liability company. The acquisition was made pursuant to a purchase agreement dated June 27, 2001 by and among the Company's parent, PGP, OED and BIM3 (as amended, the "Purchase Agreement"). Pursuant to the terms of the Purchase Agreement, PGP paid a cash deposit of $500,000 which was applied against the purchase price when the acquisition was consummated. The Purchase Agreement was assigned to OEDA by PGP on October 23, 2001 for a purchase price of $523,836 which was paid by OEDA in cash.

On June 25, 2002 PGP entered into an agreement with William E. Trotter, II ("WET2") and William E Trotter, II Family LLC, a Louisiana limited liability company ("WET2LLC") to acquire (i) the 50% interest in the OED Notes owned by WET2, and (ii) the 50% membership interest in OED, owned by WET2LLC, for a purchase price of $15,000,000, plus a contingent fee of one half of one percent (.5%) of the net slot revenues from the date of opening of a new casino, located in St. Landry Parish, until the date that is ten years after the opening of the casino to the public. The Company is currently pursuing financing for the above transaction through various sources.

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

We are exposed to interest rate risk due to changes in interest rates with respect to our long-term variable interest rate debt borrowing under our senior credit facility. As of June 30, 2002, we had $12.0 million in borrowings under the senior credit facility. We have estimated our market risk exposure using sensitivity analysis. We have defined our market risk exposure as the potential loss in future earnings and cash flow with respect to interest rate exposure of our market risk sensitive instruments assuming a hypothetical increase in market rates of interest of one percentage point. Assuming we borrow the maximum amount allowed under the senior credit facility ($12.5 million), if market rates of interest on our variable rate debt increased by one percentage point, the estimated market risk exposure under the senior credit facility would be approximately $0.1 million.

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

Description              Contract Terms      Interest Rate    Cost    Fair Value
-----------              --------------      -------------    ----    ----------

Senior Secured Notes     due July 1, 2006    12-1/4% fixed    $71.0     $71.0*


* Represents fair value as of August 7, 2002 based on information provided by the Company's investment banking firm.

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

On March 12, 2001, the 19th Judicial District Court entered a judgment in favor of the HBPA against certain licensed racetracks in the State of Louisiana, including the Company. The judgment granted HBPA's motion for summary judgment as to liability only. The Company's liability was not determined at the time of the grant of summary judgment, but the final judgment could be, based on discussions with legal counsel, in the $3 million to $5 million range. The Company appealed the verdict and the First Circuit Court of Appeal of Louisiana reversed the judgment of the District Court on June 21, 2002. The HBPA subsequently appealed the reversal to the Louisiana Supreme Court. Although the outcome of litigation is inherently uncertain, management, after consultation with legal counsel, believes the reversal of the District Court verdict will be upheld and does not expect the lawsuit will have a material adverse effect on the Company's financial position or results of operations.

On June 21, 2002 PGP filed a complaint with the United States District Court in the Western District of Louisiana (the "Trotter Complaint") alleging breach of contract by WET2LLC for failing to honor its previous agreement to, among other things, enter into a management services agreement with the Company for the management of the existing OED racetrack and the development and management of the Racino Project. However, in accordance with the agreement among PGP and WET2 and WET2LLC dated June 25, 2002 (as discussed in Note 2 to the financial statements), PGP has agreed to dismiss the complaint upon closing of the acquisition by PGP of (i) the 50% interest in the OED Notes owned by WET2, and
(ii) the 50% membership interest in OED, owned by WET2LLC.

Notwithstanding the above mentioned HBPA lawsuit and the Trotter Complaint, we are not a party to, and none of our property is the subject of, any other pending legal proceedings other than litigation arising in the normal course of business. We do not believe that adverse determinations in any or all such other litigation (excluding the HBPA lawsuit) would have a material adverse effect on our financial condition or results of operations.


Item  2.  Changes in Securities and Use of Proceeds

         None.


Item 3.  Defaults Upon Senior Securities

         Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         Since the Company does not have securities registered under Section 12 of the Securities Exchange Act of 1934 and is not required to file periodic reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company is not an "issuer" as defined in the Sarbanes-Oxley Act of 2002, and therefore the Company is not filing the written certification statement pursuant to Section 906 of such Act. The Company files periodic reports with the Securities and Exchange Commission because it is required to do so by the terms of the indenture governing its notes.


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

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dubuque, State of Iowa on August 13, 2002.

                                             PENINSULA GAMING COMPANY, LLC

                                             By:  /S/ M. BRENT STEVENS
                                                --------------------------------
                                                M. Brent Stevens
                                                Chief Executive Officer


                                             By:  /S/ GEORGE T. PAPANIER
                                                --------------------------------
                                                George T. Papanier
                                                Chief Operating Officer


                                             By:  /S/ NATALIE A. SCHRAMM
                                                --------------------------------
                                                Natalie A. Schramm
                                                Chief Financial Officer



                                             PENINSULA GAMING CORP.

                                             By:   /S/ M. BRENT STEVENS
                                                --------------------------------
                                                M. Brent Stevens
                                                President and Treasurer
                                                  (principal financial officer)