Form 10-Q
period 2002-09-30
PENINSULA GAMING CO LLC; PENINSULA GAMING CORP
filed 2002-11-15
CIK 1095997, 1096051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________________ to ____________________

                        Commission File Number: 333-88829


              PENINSULA GAMING COMPANY, LLC/PENINSULA GAMING CORP.
             (Exact name of registrant as specified in its charter)

                IOWA                                             42-1483875
(State or other jurisdiction of incorporation                 (I.R.S. Employer
 or organization)                                            Identification No.)

3rd  STREET ICE HARBOR, P.O. BOX 1750, DUBUQUE, IOWA             52001-1750
  (Address of principal executive offices)                       (Zip code)

                                 (563) 583-7005
               (Registrant's telephone number including area code)




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No []

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [] No [X]

         All of the common equity interests of Peninsula Gaming Company, LLC (the "Company") are held by Peninsula Gaming Partners, LLC, and all of the common stock of Peninsula Gaming Corp. is held by Peninsula Gaming Company, LLC.


                          PENINSULA GAMING COMPANY, LLC
                               INDEX TO FORM 10-Q


Part I - Financial Information

       Item 1 - Financial Statements

          Peninsula Gaming Company, LLC:
               Condensed Consolidated Balance Sheets as of September 30, 2002
                  (Unaudited) and December 31, 2001.......................................................3
               Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine
               Months Ended September 30, 2002 and 2001 ..................................................4
               Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine
                   Months Ended September 30, 2002 and 2001...............................................5
               Notes to Condensed Consolidated Financial Statements (Unaudited)...........................6

        Item 2 - Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.............................................................16

        Item 3 - Quantitative and Qualitative Disclosures About Market Risk...............................25

        Item 4 - Controls and Procedures .................................................................25


Part II - Other Information

           Item 1 - Legal Proceedings ....................................................................26

           Item 2 - Changes in Securities and Use of Proceeds ............................................26

           Item 3  - Defaults Upon Senior Securities......................................................26

           Item 4 - Submission of Matters to a Vote of Security Holders ..................................26

           Item 5 - Other Information ....................................................................26

           Item 6 - Exhibits and Reports on Form 8-K .....................................................27

Signatures................................................................................................28

Certification of Chief Executive Officer .................................................................29
Certification by Chief Financial Officer .................................................................30
Certification by President and Treasurer .................................................................31


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                              PENINSULA GAMING COMPANY, LLC
                                          CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             SEPTEMBER 30,           DECEMBER 31,
                                                                                2002
                                                                             (UNAUDITED)                 2001
                                                                          ------------------       --------------

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                 $   9,454,616         $  7,523,652
   Restricted cash                                                                   3,020
   Accounts receivable, less allowance for doubtful accounts
     of $50,001 and $56,917, respectively                                          800,490              105,480
   Inventory                                                                       128,474               97,677
   Prepaid expenses                                                                421,896              307,064
                                                                             -------------         ------------
                  Total current assets                                          10,808,496            8,033,873
                                                                             -------------         ------------

PROPERTY AND EQUIPMENT, NET                                                     17,904,408           17,930,643
                                                                             -------------         ------------

RACINO PROJECT DEVELOPMENT COSTS                                                 5,545,207              246,753
                                                                             -------------         ------------

OTHER ASSETS:
   Deferred financing costs, net of amortization
      of $2,347,650 and $1,844,783, respectively                                 4,542,344            3,687,698
   Goodwill                                                                     83,839,717           53,083,429
   Business acquisition and licensing costs                                                           1,355,750
   Deposits                                                                        110,988               35,405
                                                                             -------------         ------------

               Total other assets                                               88,493,049           58,162,282
                                                                             -------------         ------------

TOTAL                                                                        $ 122,751,160         $ 84,373,551
                                                                             =============         ============

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                          $   2,059,710         $    335,416
   Purse settlement payable                                                        112,664
   Accrued payroll and payroll taxes                                             1,315,898            1,280,177
   Other accrued expenses                                                        5,429,002            2,234,922
   Current maturity - capital lease obligations                                    113,552              113,552
   Current maturity - line of credit                                               600,000
   Term loan payable                                                             8,450,000
   Notes payable                                                                11,825,000
                                                                             -------------         ------------
                  Total current liabilities                                     29,905,826            3,964,067
                                                                             -------------         ------------

LONG-TERM LIABILITIES:
   Senior secured notes, net of discount                                        70,464,707           70,384,482
   Line of credit                                                               11,400,000
   Capital lease obligations                                                       362,229              362,229
                                                                             -------------         ------------
                  Total long-term liabilities                                   82,226,936           70,746,711
                                                                             -------------         ------------
                  Total liabilities                                            112,132,762           74,710,778

COMMITMENTS AND CONTINGENCIES

PREFERRED MEMBERS' INTEREST, REDEEMABLE                                          4,000,000            4,000,000

MEMBERS' EQUITY                                                                  6,618,398            5,662,773
                                                                             -------------         ------------

TOTAL                                                                        $ 122,751,160         $ 84,373,551
                                                                             =============         ============

See notes to condensed consolidated financial statements (unaudited).


                                              PENINSULA GAMING COMPANY, LLC
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)




                                                    THREE MONTHS         THREE MONTHS       NINE MONTHS            NINE MONTHS
                                                        ENDED                ENDED              ENDED                 ENDED
                                                    SEPTEMBER 30,        SEPTEMBER 30,      SEPTEMBER 30,          SEPTEMBER 30,
                                                        2002                 2001               2002                  2001
                                                  ----------------     ---------------     ---------------       ---------------
REVENUES:
   Casino                                          $   12,762,874       $  12,802,047       $  36,291,517         $ 35,972,418
   Racing                                               3,191,913                               8,104,750
   Food and beverage                                    1,155,560             780,523           3,050,119            2,042,030
   Other                                                   34,513              31,798              90,444               92,217
   Less promotional allowances                           (707,514)           (611,618)         (1,939,388)          (1,869,477)
                                                   ---------------      --------------      --------------        -------------
                  Total net revenues                   16,437,346          13,002,750          45,597,442           36,237,188
                                                   ---------------      --------------      --------------        -------------


EXPENSES:
   Casino                                               5,065,022           4,993,588          15,315,316           15,140,244
   Racing                                               2,546,436                               6,283,735
   Food and beverage                                    1,053,541             731,714           2,881,622            2,138,760
   Boat operations                                        588,865             567,177           1,740,137            1,701,064
   Other                                                    7,521               4,951              22,799               14,770
   Selling, general and administrative                  2,081,157           1,947,941           5,953,694            4,930,327
   Referendum                                             136,681                                 136,681
   Depreciation and amortization                          756,990             964,647           2,190,432            2,876,655
                                                   ---------------      --------------      --------------        -------------
                  Total expenses                       12,236,213           9,210,018          34,524,416           26,801,820
                                                   ---------------      --------------      --------------        -------------


INCOME FROM OPERATIONS                                  4,201,133           3,792,732          11,073,026            9,435,368
                                                   ---------------      --------------      --------------        -------------

OTHER INCOME (EXPENSE):
   Interest income                                          6,706              38,432              37,776              149,219
   Interest expense (including amortization
     of deferred financing costs and bond
     discount of $372,564 and $225,255
     for the three months ended
     September 30, 2002 and 2001,
     respectively,  and $928,079
     and $670,713 for the nine months ended
     September 30, 2002 and 2001,
     respectively)                                     (3,049,134)         (2,418,946)         (8,580,758)          (7,215,312)
   Loss on sale of assets                                                     (36,462)                                (112,227)
                                                   ---------------      --------------       -------------        -------------
                  Total other expense                  (3,042,428)         (2,416,976)         (8,542,982)          (7,178,320)
                                                   ---------------      --------------       -------------        -------------

NET INCOME BEFORE PREFERRED MEMBER
DISTRIBUTIONS
AND MINORITY INTEREST                                   1,158,705           1,375,756           2,530,044            2,257,048


LESS PREFERRED MEMBER DISTRIBUTIONS                       (93,263)            (93,263)           (279,788)            (292,911)

LESS MINORITY INTEREST                                    (96,744)                               (292,888)
                                                   ---------------      --------------       -------------        -------------

NET INCOME TO COMMON MEMBERS' INTEREST             $      968,698       $   1,282,493        $  1,957,368         $  1,964,137
                                                   ===============      ==============       =============        =============


See notes to condensed consolidated financial statements (unaudited).


                                              PENINSULA GAMING COMPANY, LLC
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                                NINE MONTHS
                                                                                   NINE MONTHS ENDED                ENDED
                                                                                     SEPTEMBER 30,              SEPTEMBER 30,
                                                                                          2002                      2001
                                                                                   -----------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                       $  1,957,368             $  1,964,137
     Adjustments to reconcile net income to net cash flows
      from operating activities:
          Depreciation and amortization                                                  2,190,432                2,876,655
          Provision for doubtful accounts                                                   98,332                  114,673
          Amortization of deferred financing costs and bond
          discount                                                                         928,079                  670,713
          Loss on sale of assets                                                                                    112,227
          Minority interest share of income                                                292,888
     Changes in operating assets and liabilities:
          Restricted cash                                                                1,477,001
          Receivables                                                                     (575,648)                (120,226)
          Inventory                                                                         15,227                   10,661
          Prepaid expenses and other assets                                                (58,191)                 219,530
          Accounts payable                                                                (436,480)                (402,796)
          Accrued expenses                                                               2,567,598                2,482,664
                                                                                      -------------            -------------
              Net cash flows from operating activities                                   8,456,606                7,928,238

CASH FLOWS FROM INVESTING ACTIVITIES:
         Business acquisition and licensing costs                                       (1,045,887)                (370,482)
         Acquisition of business, net of cash acquired                                 (29,275,862)
         Racino Project development costs                                               (4,750,352)
         Proceeds from sale of property and equipment                                                                51,378
         Purchase of property and equipment                                             (1,005,919)              (1,439,557)
                                                                                      -------------            -------------
              Net cash flows from investing activities                                 (36,078,020)              (1,758,661)


CASH FLOWS FROM FINANCING ACTIVITIES:
          Preferred members' interest redeemed                                                                   (3,000,000)
          Deferred financing costs                                                      (1,702,500)                (484,984)
          Member distributions                                                          (1,001,743)              (1,470,631)
          Principal payments on long-term debt to related party                            (18,379)
          Proceeds from notes payable                                                   11,825,000
          Proceeds from term loan                                                        8,450,000
          Proceeds from line of credit                                                  12,000,000
                                                                                      -------------            -------------
              Net cash flows from financing activities                                  29,552,378               (4,955,615)
                                                                                      -------------            -------------

NET INCREASE IN CASH                                                                     1,930,964                1,213,962


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         7,523,652                8,362,122
                                                                                      -------------            -------------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $  9,454,616             $  9,576,084
                                                                                      =============            =============




See notes to condensed consolidated financial statements (unaudited).

                          PENINSULA GAMING COMPANY, LLC
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   Organization and Basis of Presentation

Peninsula Gaming Company, LLC (the "Company" or "PGC") is wholly owned by Peninsula Gaming Partners, LLC, a Delaware limited liability company ("PGP") and our sole managing member. The Company is a Delaware limited liability company formed on January 26, 1999 for the purpose of purchasing assets comprised of the Diamond Jo Casino and related real property. Peninsula Gaming Corp. is a wholly owned subsidiary of the Company, has no assets or operations and was formed solely to facilitate the offering of our 12 1/4% Senior Secured Notes due 2006 (the "Notes") in certain jurisdictions. OED Acquisition, LLC ("OEDA") is a wholly owned subsidiary of PGC formed on July 9, 2001 to facilitate the purchase of a 50% membership interest in The Old Evangeline Downs, L.C. ("OED"), a Louisiana limited liability company that currently operates a racetrack that provides both live horse racing and off-track betting in and around Lafayette, LA. On August 30, 2002, OEDA consummated the purchase of the remaining 50% membership interest in OED. The financial position of OED as of September 30, 2002 and the results of its operations and its cash flows for the period
February 15, 2002 (date of acquisition) to September 30, 2002 have been consolidated into the Company's consolidated financial statements. During the period February 15, 2002 to August 30, 2002, the Company had substantive control of OED. All significant intercompany transactions have been eliminated.

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


2.   Acquisition of OED

On February 15, 2002, OEDA consummated its acquisition of: (i) 50% of the membership interests (the "BIM3 Interests") of OED from BIM3 Investments, a Louisiana partnership ("BIM3"); and (ii) BIM3's one-half (1/2) interest in two promissory notes issued by OED in the aggregate principal amount of $10,909,244 (the "OED Notes"), for an aggregate purchase price of $15,000,000 in cash. The remaining 50% of the membership interests in OED were owned by William E.
Trotter, II Family L.L.C., a Louisiana limited liability company. The acquisition was made pursuant to a purchase agreement dated June 27, 2001 by and among the Company's parent, PGP, OED and BIM3 (as amended, the "Moody Purchase Agreement"). Pursuant to the terms of the Moody Purchase Agreement, PGP paid a cash deposit of $500,000 which was applied against the purchase price when the acquisition was consummated. The Moody Purchase Agreement was assigned to OEDA by PGP on October 23, 2001 for a purchase price of $523,836 which was paid by OEDA in cash.

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

In October 2002, the Company further amended its credit facility which requires the Company to begin making principal payments on the amount advanced of $50,000 per month beginning in October 2002 and continuing through February 2005. In addition, the maximum available funds under the facility shall be reduced by the total amount of the principal repayments.

On June 25, 2002, PGP entered into an agreement with William E. Trotter, II ("WET2") and William E. Trotter, II Family LLC, a Louisiana limited liability company ("WET2LLC") to acquire (i) the 50% interest in the OED Notes owned by WET2, and (ii) the 50% membership interest in OED, owned by WET2LLC (the "Trotter Purchase"). On August 30, 2002, OEDA completed the Trotter Purchase for a purchase price of $15,546,000 plus a contingent fee of one half of one percent (.5%) of the net slot revenues from the date of opening of a new casino, located in St. Landry Parish, until the date that is ten years after the opening of the casino to the public.

The source of funds for the Trotter Purchase described above was $8,450,000 of borrowings under OED's loan and security agreement with Foothill Capital Corporation entered into on August 30, 2002 and maturing on the earlier of (a) June 30, 2003 or (b) the date on which OED consummates its financing of the Racino Project (the "Term Loan") and proceeds from a $7,325,000 note payable to WET2LLC (the "WET2LLC Note") due June 30, 2003. The WET2LLC Note was issued by PGP.

The Term Loan contains, among other things, covenants, representations and warranties and events of default customary for loans of this type, including, but not limited to, certain requirements relating to the financing, construction and development of the Racino Project and a minimum EBITDA maintenance covenant. The obligations under the Term Loan are secured by substantially all of the assets of OED and guaranteed by PGP. The Term Loan is not guaranteed by the Company and is not secured by any assets or property of the Company.

During the period February 15, 2002 through September 30, 2002, OED paid principal of $18,379 and interest of $297,536 to WET2 related to WET2's 50% interest in the OED Notes.

The Company accounted for its acquisition as a purchase in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". The purchase price has been allocated to the underlying assets and liabilities based on their estimated fair values at the date of acquisition. To the extent the purchase price exceeded the fair value of the net identifiable assets acquired, such excess has been recorded as goodwill. As of September 30, 2002, the Company recorded goodwill of approximately $30.8 million related to the acquisition. The Company has not completed its evaluation of the intangible assets acquired in the OED acquisition. This evaluation may result in adjustments to the purchase price allocation. Under the provisions of SFAS 142, goodwill and other intangible assets with indefinite lives arising from the acquisition will not be amortized but will be reviewed at least annually for impairment and written down and charged to income when its recorded value exceeds its estimated fair value. The results of operations of OED are included in the condensed consolidated financial statements from the date of acquisition through September 30, 2002.

The Company will manage the existing racetrack and, subject to receipt of required gaming approvals, is planning to design, construct, manage and operate a new casino and contiguous racetrack facility with pari-mutuel wagering, slots and OTB parlors in St. Landry Parish, Louisiana (the "Racino Project").

The cost to construct and develop the Racino Project is estimated at $90 million. The Company is currently investigating financing alternatives for the financing of construction and development costs including, but not limited to, a private placement of debt securities. The Racino Project is expected to include at least 1,525 slot machines, dirt and turf racetracks and several dining options.  The Racino  Project is one of only  three  racetracks  in the State of
Louisiana currently authorized to conduct casino operations. The successful completion of the Racino Project is subject to factors beyond the control of OED. The extent and timing of the development and construction of the Racino Project will depend on available cash flow or the ability to obtain financing. There can be no assurance that sufficient cash flow or necessary financing will be available on satisfactory terms to OED. In addition, the Company and OED will be subject to comprehensive and stringent government regulations. The Company and OED and their respective officers, directors, members, significant shareholders and employees will be subject to the Louisiana Gaming Control Board and the Louisiana Gaming Commission and will need to submit to a regulatory review process prior to mandatory licensing. There can be no assurance that all necessary licenses will be issued, or issued on a timely basis. For the foregoing reasons, there can be no assurance that the Racino Project will be completed, or completed in a timely manner.

The following unaudited consolidated pro forma information presents a summary of the consolidated results of operations of the Company for the nine months ended September 30, 2002 and 2001 as if the acquisition of 100% of OED had occurred January 1, 2001.

             Consolidated Pro Forma Information (Unaudited)
                             (in thousands)
                                                 2002        2001
                                               --------    --------
       Net revenues                            $ 46,967    $ 46,980
       Income from operations                    11,324      11,206
       Net income to common interests             1,782       1,281


The consolidated pro forma adjustments included in the consolidated pro forma information above represents interest on borrowings of $12.0 million under PGC's credit facility with Foothill Capital Corp., interest on borrowings of $8,450,000 under OED's Loan and Security Agreement with Foothill Capital Corp. and interest on the proceeds received from notes payable issued to WET2 and WET2LLC of $11,825,000, all proceeds of which were used to finance the purchase of OED and land located in St. Landry Parish, the elimination of interest expense associated with the debt under the old debt structure, and the elimination of amortization of goodwill related to OED. The pro forma results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

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

* The Company currently leases the land on which the OED building and leasehold improvements are located. The ground lease annual rental is $0 per year and the lease term expires on the earlier of December 31, 2004 or the first day the Company opens a new racetrack facility for business in St. Landry Parish, Louisiana. In the event a financing to fund the Racino Project is not consummated prior to December 15, 2003, OED may extend the term of the lease to December 31, 2005 (the "First Renewal Option"), and if the First Renewal Option is exercised, OED may further extend the term of the lease to December 31, 2006 (the "Second Renewal Option"). OED must give written notice to the lessor of its exercise of the First Renewal Option and the Second Renewal Option by December 31, 2003 and December 31, 2004, respectively. Rent associated with the First Renewal Option and the Second Renewal Option will be $75,000 per month, due on the first of each month. The remaining net book value of the Company's leasehold improvements at The Old Evangeline Downs racetrack as of September 30, 2002 is being amortized over the period in which management estimates that the facility will be used by OED. If an event occurs that should cause OED management to change its estimate, the amortization period will be adjusted accordingly on a go-forward basis.

RACINO PROJECT DEVELOPMENT COSTS - Included in Racino Project development costs as of September 30, 2002 are land and land acquisition costs associated with the Racino Project of approximately $5.1 million and architecture fees associated with the design and development of the Racino Project of approximately $0.4 million as of September 30, 2002 and $0.2 million as of December 31, 2001.

BUSINESS ACQUISITION AND LICENSING COSTS - At December 31, 2001, the Company recorded approximately $1.4 million on its balance sheet for directly related legal and other incremental costs associated with the acquisition of OED and obtaining the relevant gaming licenses to conduct gaming operations associated with the Racino Project in Louisiana. These costs, including related costs incurred during the nine months ended September 30, 2002, are included as a cost of the acquisition and will be evaluated under SFAS 141 and SFAS 142. As of September 30, 2002, the Company has not completed its evaluation of the intangible assets acquired in the OED acquisition.

REVENUE RECOGNITION - In accordance with common industry practice, our casino revenues are the net of gaming wins and losses. Racing revenues include our share of pari-mutuel wagering on live races after payment of amounts returned as winning wagers, and our share of wagering from import and export simulcasting as well as our share of wagering from our off-track betting parlors.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Included in selling, general and administrative expenses for the three and nine months ended September 30, 2002 are consulting and lobbying expenses of $30,000 and $87,500, respectively, related to the proposed Racino Project. In addition, during the nine months ended September 30, 2002, the Company incurred selling, general and administrative expenses totaling $55,000 related to a governmental relations services agreement with respect to gaming issues and developments in Wisconsin which might affect the Company and its gaming operations in Iowa. The Company does not plan to incur any significant additional expenses in this regard.

REFERENDUM EXPENSES - In accordance with Iowa law, a referendum must be held every eight years in each of the counties where gambling games are conducted and the proposition to continue to allow gambling games in such counties must be approved by a majority of the county electorate voting on the proposition. Such a referendum took place on November 5, 2002. During the three months ended September 30, 2002, the Company incurred various advertising and promotional expenses totaling $136,681 to promote the approval of continued gaming in Dubuque County. The measure was approved on November 5, 2002 with 79% of the electorate voting on the proposition favoring continued gaming on riverboats in Dubuque County. Total expenses related to the referendum are expected to be approximately $750,000. As the Company will not be required to be a part of another referendum until 2010, such referendum related costs are not expected to be incurred in the future until that time.

RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform with current year presentation.

SFAS 142 "GOODWILL AND OTHER INTANGIBLE ASSETS" - SFAS 142 provides that goodwill and certain indefinite lived intangible assets will no longer be amortized but will be reviewed at least annually for impairment and written down and charged to income when their recorded value exceeds their estimated fair value. During the first quarter of 2002, the Company performed a transitional impairment test on goodwill in accordance with SFAS 142 and determined the estimated fair value of the Company exceeded its carrying value. Based on that review, management determined that there was no impairment of goodwill. Goodwill amortization during the three and nine months ended September 30, 2001 was $353,497 and $1,060,490, respectively. Assuming the non-amortization provisions of these standards had been adopted at the beginning of 2001, the Company's adjusted net income for the three and nine months ended September 30, 2001 would have been $1,635,990 and $3,024,627, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS - In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the previous guidance on the subject. This statement requires, among other things, that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions for this statement are effective for exit or disposal activities that are initiated after December 31, 2002.

MINORITY INTEREST - Minority interest on the Condensed Consolidated Statement of Operations represents the 50% portion of net income from OED allocated to WET2LLC, who owned the remaining 50% interest in OED during the period February 15, 2002 through August 30, 2002.


4. Property and equipment at September 30, 2002 and December 31, 2001 are summarized as follows:

                                              September 30,       December 31,
                                                  2002                2001
                                              ------------        ------------

Land                                          $ 1,110,000         $   800,000
Buildings and leasehold improvements            8,358,426           6,565,735
Riverboat and improvements                      8,281,001           8,261,693
Furniture, fixtures and equipment               7,112,988           5,512,717
Computer equipment                                737,957             617,538
Vehicles                                          130,753              65,032
Equipment held under capital lease
  obligations                                     704,527             704,527
                                              ------------        ------------
Subtotal                                       26,435,652          22,527,242

Accumulated depreciation                       (8,531,244)         (4,596,599)
                                              ------------        ------------
Property and equipment, net                   $17,904,408         $17,930,643
                                              ============        ============



5.   Debt

The Company's debt consists of the following:

                                                                   September 30,           December 31,
                                                                       2002                    2002
                                                                   -------------           ------------

12 1/4% Senior Secured Notes due July 15, 2006, net
   of discount of $535,293 and $615,518,
   respectively.                                                     $70,464,707            $70,384,482



Line of Credit with Foothill Capital Corp., interest
   rate at greater of LIBOR + 3% or Prime + .75%,
   however, at no time shall the interest rate be lower
   that 8.5%, principal payments of $50,000 due
   monthly beginning October 2002 through February
   2005, maturing March 12, 2005.                                     12,000,000


Term loan with Foothill Capital Corp., interest at
   Prime + 3.75%, however, at no time shall the
   interest rate be lower that 7.5% (current rate of
   8.5%), maturing the earlier of (a) June 30, 2003 or
   (b) the date on which OED consummates its financing
   of the Racino Project.                                              8,450,000

Note payable to WET2LLC, guaranteed by PGP,
   interest rate of 7% until January 31, 2003,
   thereafter 8% until February 28, 2003, thereafter
   9% until March 31, 2003, thereafter the greater of
   12% or the fixed rate applicable to any debt
   issued to finance the Racino Project, maturing on
   June 30, 2003.                                                      7,325,000

Note payable to WET2LLC, interest rate of 7% until
   March 31, 2003, thereafter the greater of 12% or
   the fixed rate applicable to any debt issued to
   finance the Racino Project, maturing on June 30,
   2003.                                                               4,500,000
                                                                  ---------------          ------------

Total debt                                                           102,739,707             70,384,482
Less current portion                                                 (20,875,000)
                                                                  ---------------          ------------
Total long term debt                                                 $81,864,707            $70,384,482
                                                                  ===============          ============


6.   Capital Lease Obligations

On September 6, 2002, the Company entered into a purchase and license agreement (the "CDS Agreement") with Casino Data Systems ("CDS"). The CDS Agreement contains various requirements including upgrades to Diamond Jo's current slot information system, installation of the CDS slot information system as part of the Racino Project and equipment purchases. If and when such requirements are met, CDS agrees to waive any claimed liability or responsibility of PGC for payment of the outstanding capital lease liability of $475,781. The Company has not met all of the requirements included in the CDS Agreement as of September 30, 2002.


7.   Operating Leases

GROUND LEASE - LAFAYETTE - The Company currently leases the land on which the OED racetrack is located. The ground lease annual rental is $0 per year and the lease term expires on the earlier of December 31, 2004 or the first day the Company opens a new racetrack facility for business in St. Landry Parish, Louisiana. In the event a financing to fund the Racino Project is not consummated prior to December 15, 2003, OED may extend the term of the lease to December 31, 2005 (the "First Renewal Option"), and if the First Renewal Option is exercised, OED may further extend the term of the lease to December 31, 2006 (the "Second Renewal Option"). OED must give written notice to the lessor of its exercise of the First Renewal Option and the Second Renewal Option by December 31, 2003 and December 31, 2004, respectively. Rent associated with the First Renewal Option and the Second Renewal Option will be $75,000 per month due on the first of each month.

NEW IBERIA - The Company is under a month-to-month contract for $5,000 per month to lease the New Iberia off-track betting parlor. The lease requires payment of property taxes, maintenance and insurance on the property. During the three months ended September 30, 2002 and the period February 15, 2002 (date of acquisition) to September 30, 2002, the Company paid $15,000 and $37,321, respectively, in rent for the New Iberia off-track betting parlor.

PARI-MUTUEL PROCESSING EQUIPMENT - OED entered into a five-year lease agreement commencing on February 15, 2001 for computerized pari-mutuel central processing equipment, terminals and certain associated equipment at OED. Additionally, the lease agreement provides the Company with pari-mutuel services whereby the leased equipment automatically registers and totals the amounts wagered on the races held at the race track or simulcast to it and to its respective off-track wagering parlors, and displays the win pool odds, payoffs, and other pertinent horse racing information needed to operate live meet horse racing and off-track betting. The Company pays 0.43% of the handle for the services provided during both live meet racing days and off-track betting racing days. The charges are subject to a minimum of $1,950 per live meet race day and $1,150 per off-track betting race day. Additionally, if a race day is not completed, the Company must pay 50% of the minimum if less than four races are declared official and 100% of the minimum if four or more races are declared official. In a typical year, the Company has 82 live meet racing days and 228 off-track betting days. The Company paid $118,171 and $290,295 during the three months ended September 30, 2002 and the period February 15, 2002 (date of acquisition) to September 30, 2002, respectively, related to the pari-mutuel processing equipment lease.

The total minimum rental payments for the lease mentioned in the preceding paragraph assuming the Company has 82 live meet racing days and 228 off-track betting days for each of the years ended December 31 are summarized as follows:

           2002                     $   105,525
           2003                         422,100
           2004                         422,100
           2005                         422,100
                                    -----------
                                    $ 1,371,825
                                    ===========


OTHER - OED has operating leases for various pieces of equipment under non-cancelable agreements, which expire in various years through 2006. Total other rent expense for the three months ended September 30, 2002 and the period February 15, 2002 (date of acquisition) to September 30, 2002 was $8,837 and $19,330, respectively. The total minimum rental payments for these leases for the years ended December 31 are summarized as follows:

           2002                     $    1,679
           2003                          2,887
           2004                            864
           2005                            864
           2006                            360
                                    ----------
                                    $    6,654
                                    ==========

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

On March 12, 2001, the 19th Judicial District Court entered a judgment in favor of the HBPA against certain licensed racetracks in the State of Louisiana, including the Company. The judgment granted HBPA's motion for summary judgment as to liability only. The Company's liability was not determined at the time of the grant of summary judgment, but the final judgment could be, based on discussions with legal counsel, in the $3 million to $5 million range. The Company appealed the verdict and the First Circuit Court of Appeal of Louisiana reversed the judgment of the District Court on June 21, 2002. The HBPA subsequently applied for writs to the Louisiana Supreme Court, which were recently granted. The court will now review the case. Although the outcome of litigation is inherently uncertain, management, after consultation with legal counsel, believes the reversal of the District Court verdict will be upheld.

On June 21, 2002, PGP filed a complaint with the United States District Court in the Western District of Louisiana (the "Trotter Complaint") alleging breach of contract by WET2LLC for failing to honor its previous agreement to, among other things, enter into a management services agreement with the Company for the management of the existing OED racetrack and the development and management of the Racino Project. However, in connection with the consummation of the Trotter Purchase (as discussed in Note 2 above), the Trotter Complaint was dismissed.

Notwithstanding the above mentioned HBPA lawsuit, we are not a party to, and none of our property is the subject of, any other pending legal proceedings other than litigation arising in the normal course of business. We do not believe that adverse determinations in any or all such other litigation (excluding the HBPA lawsuit) would have a material adverse effect on our financial condition, results of operations or cash flows.


9.  Segment Information

Pursuant to the provisions of SFAS 131 "Disclosures About Segments of an Enterprise and Related Information", the Company has determined that, in connection with the acquisition of OED, the Company currently operates two reportable segments: (1) Iowa operations, which comprise the Diamond Jo riverboat casino in Dubuque, IA; and (2) Louisiana operations, which comprise the racetrack and OTB's operated by OED in Lafayette, LA.

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


The table below presents information about reported segments (in thousands):

                                                          Net Revenues                              Net Revenues
                                                Three Months Ended September 30,           Nine months ended September 30,
                                                   2002                    2001              2002                  2001
                                                   ----                    ----              ----                  ----
Diamond Jo (1)                                  $ 12,832                  $ 13,003         $ 36,547             $ 36,237

OED (2)                                            3,605                                      9,050
                                                ---------                 ---------        ---------            ---------
Total                                           $ 16,437                  $ 13,003         $ 45,597             $ 36,237


                                                           EBITDA (3)                                EBITDA (3)
                                                Three Months Ended September 30,           Nine months ended September 30,
                                                   2002                    2001              2002                  2001
                                                   ----                    ----              ----                  ----
Diamond Jo (1)                                  $  4,663                  $  4,757         $ 12,121             $ 12,312
OED (2)                                              432                                      1,279
                                                ---------                 ---------        ---------            ---------
Total EBITDA                                       5,095                     4,757           13,400               12,312
Referendum expense                                  (137)                                      (137)
Depreciation and amortization                       (757)                     (965)          (2,190)              (2,877)
Interest expense, net                             (3,042)                   (2,381)          (8,543)              (7,066)
Loss on sale of assets                                                         (36)                                 (112)
Preferred member distributions                       (93)                      (93)            (280)                (293)
Minority interests                                   (97)                                      (293)
                                                ---------                 ---------        ----------           ----------
Net income to common members' interest          $    969                  $   1,282        $   1,957            $  1,964

                                                                                           Total Assets
                                                                                September 30,        December 31,
                                                                                    2002                2001
                                                                                -------------        ------------
Diamond Jo                                                                       $  99,678            $ 84,374
OED                                                                                 40,486
Adjustments (4)                                                                    (17,413)
                                                                                 ----------           ---------
Total                                                                            $ 122,751            $ 84,374


(1) Reflects results of operations excluding referendum expenses for the three and nine months ended September 30, 2002 and 2001.

(2) Reflects results of operations of OED for the three months ended September 30, 2002 and the period February 15, 2002 (date of acquisition) to September 30, 2002.

(3) EBITDA is defined as income from operations plus depreciation and amortization and referendum related expenses (see Note 3 for discussion on referendum expense).

(4) Reflects the elimination of intercompany balances such as the investment in subsidiary and related members equity and intercompany receivables / payables.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO APPEARING ELSEWHERE IN THIS REPORT. SOME STATEMENTS CONTAINED IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE LITIGATION REFORM ACT, WHICH INVOLVE RISKS AND UNCERTAINTIES, INCLUDING THE RISKS AND UNCERTAINTIES DISCUSSED BELOW, AS WELL AS OTHER RISKS SET FORTH IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001. SHOULD THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, OUR FUTURE PERFORMANCE AND ACTUAL RESULTS OF OPERATIONS MAY DIFFER MATERIALLY FROM THOSE EXPECTED OR INTENDED.


CRITICAL ACCOUNTING POLICIES

The Company's consolidated financial statements are prepared in accordance with accounting principals generally accepted in the United States that require management to make significant estimates and assumptions about the effects of matters that are uncertain. Significant estimates incorporated into our condensed consolidated financial statements include the estimated useful lives for depreciable and amortizable assets, estimated cash flows in assessing the recoverability of long-lived assets and litigation, claims and assessments. Actual results could differ from those estimates. The Company believes that the foregoing estimates are the more critical judgment areas in the application of its accounting policies that currently affect its financial condition and results of operations.

RESULTS OF OPERATIONS

The results of operations of the Company discussed below include the combined results of operations of the Diamond Jo casino in Dubuque, Iowa for the three and nine months ended September 30, 2002 and 2001 and the results of operations of OED in Lafayette, Louisiana for the three months ended September 30, 2002 and the period February 15, 2002 (date of acquisition) through September 30, 2002.

STATEMENT OF OPERATIONS DATA

                                                      DIAMOND JO                          OED
                                                  THREE MONTHS ENDED              THREE MONTHS ENDED
                                                     SEPTEMBER 30,                   SEPTEMBER 30,
                                                2002               2001                   2002
                                                ----               ----                   ----

       REVENUES:
           Casino                          $12,762,874           $12,802,047
           Racing                                                                        $3,191,913
           Food and beverage                   742,517               780,523                413,043
             Other                              34,513                31,798
           Less promotional
                allowances                    (707,514)             (611,618)
                                           ------------          ------------            ----------

           Net revenues                     12,832,390            13,002,750              3,604,956
                                           ------------          ------------            ----------

       EXPENSES:
           Casino                            5,065,022             4,993,588
           Racing                                                                         2,546,436
           Food and beverage                   742,093               731,714                311,448
           Boat operations                     588,865               567,177



           Other                                 7,521                 4,951
           Selling, general and
              administrative                 1,765,630             1,947,941                315,527
           Referendum                          136,681
           Depreciation and
              amortization                     700,619               964,647                 56,371
                                           ------------          ------------            ----------

           Total expenses                    9,006,431             9,210,018              3,229,782
                                           ------------          ------------            ----------
           Income from
              operations                   $ 3,825,959           $ 3,792,732             $  375,174
                                           ============          ============            ==========

                                                      DIAMOND JO                          OED
                                                  NINE MONTHS ENDED               PERIOD FEBRUARY 15,
                                                     SEPTEMBER 30,                2002 TO SEPTEMBER 30,
                                                2002                2001                  2002
                                                ----                ----                  ----
       REVENUES:
           Casino                          $ 36,291,517         $ 35,972,418
           Racing                                                                      $ 8,104,750
           Food and beverage                  2,104,919            2,042,030               945,200
             Other                               90,444               92,217
           Less promotional
                allowances                   (1,939,388)          (1,869,477)
                                           -------------        --------------         -----------
           Net revenues                      36,547,492           36,237,188             9,049,950
                                           ------------         -------------          -----------

       EXPENSES:
           Casino                            15,315,316           15,140,244
           Racing                                                                        6,283,735
           Food and beverage                  2,095,591            2,138,760               786,031
           Boat operations                    1,740,137            1,701,064
           Other                                 22,799               14,770
           Selling, general and
              administrative                  5,252,513            4,930,327               701,181
           Referendum                           136,681
           Depreciation and
              amortization                    2,065,774            2,876,655               124,658
                                           -------------        -------------          -----------
           Total expenses                    26,628,811           26,801,820             7,895,605
                                           ------------         -------------          -----------
           Income from
              operations                   $  9,918,681         $  9,435,368           $ 1,154,345
                                           =============        =============          ===========


THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Net revenues increased 26.4% to $16.4 million for the three months ended September 30, 2002 from $13.0 million for the three months ended September 30, 2001 due to net revenues from OED of $3.6 million and an increase in the Diamond Jo's slot revenue of 2.0%, or $223,000 for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. This increase in slot revenues was a result of an increased marketing focus on the addition of new players club members as well as on targeting players club promotions towards more profitable market segments. This increase in slot revenues was offset by a decrease in table games revenue at the Diamond Jo of $262,000 resulting from an 11.4% decrease in table game drop and a 0.6% decrease in our hold percentage.

Casino gaming win in the Dubuque market increased 1.3% to $23.5 million for the three months ended September 30, 2002 from $23.2 million for the three months ended September 30, 2001. We believe this increase was primarily due to targeted players club promotions and a continued focus on maintenance of our slot mix as well as a continued focus by operators at the Greyhound Park on maintenance of their slot mix during such period. Our share of the Dubuque market casino gaming win decreased slightly to 54.3% for the three months ended September 30, 2002 from 55.2% for the three months ended September 30, 2001. This decrease is attributed to a decrease in our table game revenue as discussed above. Our casino revenues remained constant at $12.8 million for the three months ended September 30, 2002 and 2001. Casino revenues were derived 87.6% from slot machines and 12.4% from table games for the three months ended September 30, 2002 compared to 85.6% from slot machines and 14.4% from table games for the three months ended September 30, 2001. The number of gaming positions at the Diamond Jo at September 30, 2002 was 848 compared to 868 at September 30, 2001. This decrease was due to the elimination of seven blackjack tables, one craps table and one Caribbean stud table during the first quarter of 2002 offset by the addition of 24 slot machines in April 2002 and an additional 24 slot machines in August 2002. These changes were done to continue to improve the gaming experience for our customers while maintaining our marketing focus on more profitable segments of our business. Consistent with an increase in casino revenue, our casino win per gaming position per day at the Diamond Jo increased 2.2% to $163.90 for the three months ended September 30, 2002 from $160.31 for the three months ended September 30, 2001. Admissions to the casinos in the Dubuque market decreased slightly to 553,798 for the three months ended September 30, 2002 from 555,967 for the three months ended September 30, 2001. For the three months ended September 30, 2002, our share of the Dubuque market casino admissions decreased to 49.5% from 50.5% for the three months ended September 30, 2001. We believe this decrease is primarily attributable to our targeted use of marketing dollars towards more profitable market segments during 2002 compared to 2001. Our admissions at the Diamond Jo for the three months ended September 30, 2002 decreased slightly to 273,870 for the three months ended September 30, 2002 from 280,890 for the three months ended September 30, 2001. For the three months ended September 30, 2002 our casino win per admission at the Diamond Jo increased 2.2% to $46.60 from $45.58 for the three months ended September 30, 2001.

Racing revenues of $3.2 million related solely to revenues at OED for the three months ended September 30, 2002. Net food and beverage revenues, other revenues and promotional allowances increased to $0.5 million for the three months ended September 30, 2002 from $0.2 million for the three months ended September 30, 2001 due to food and beverage revenues at OED.

Casino operating expenses at the Diamond Jo increased slightly to $5.1 million for the three months ended September 30, 2002 from $5.0 million for the three months ended September 30, 2001. Racing expenses at OED were $2.5 million for the three months ended September 30, 2002. Food and beverage expenses increased to $1.1 million for the three months ended September 30, 2002 from $0.7 million for the three months ended September 30, 2001 due primarily to food and beverage expenses from OED of $0.3 million. Boat operation expenses and other expenses were substantially unchanged for the three months ended September 30, 2002 and 2001. Selling, general and administrative expenses increased to $2.1 million for the three months ended September 30, 2002 from $1.9 million for the three months ended September 30, 2001 due primarily to selling, general and administrative expenses from OED of $0.3 million. In accordance with Iowa law, a referendum must be held every eight years in each of the counties where gambling games are conducted and the proposition to continue to allow gambling games in such counties must be approved by a majority of the county electorate voting on the proposition. Such a referendum took place on November 5, 2002. As such, during the three months ended September 30, 2002, the Company incurred various advertising and promotional expenses totaling $136,681 to promote the approval of continued gaming in Dubuque County. The measure was approved on November 5, 2002 with 79% of the electorate voting on the proposition favoring continued gaming on riverboats in Dubuque County. Total expenses related to the referendum are expected to be approximately $750,000. As the Company will not be required to be a part of another referendum until 2010, such referendum related costs are not expected to be incurred in the future until that time.

Depreciation and amortization expenses decreased 21.5% to $0.8 million for the three months ended September 30, 2002 from $1.0 million for the three months ended September 30, 2001. This decrease is due to adoption of SFAS 142, which provides that goodwill and certain indefinite lived intangible assets will no longer be amortized but will be reviewed at least annually for impairment and written down and charged to income when their recorded value exceeds their estimated fair value. During the first quarter of 2002, the Company evaluated the estimated fair value of the Company in accordance with SFAS 142 and determined the estimated fair value exceeded the carrying value of the Company. As a result, no impairment of goodwill has been recorded during the three months ended September 30, 2002. Goodwill amortization during the three months ended September 30, 2001 was approximately $353,000. Net interest expense increased 27.8% to $3.0 million for the three months ended September 30, 2002 from $2.4 million for the three months ended September 30, 2001. This increase is due to an increase in interest expense associated with our senior credit facility with Foothill Capital Corporation providing for commitments of up to $12.5 million which mature in 2005, $12.0 million of which was drawn down by the Company on February 15, 2002 to consummate an investment in OED and net interest expense at OED.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,2001

Net revenues increased 25.8% to $45.6 million for the nine months ended September 30, 2002 from $36.2 million for the nine months ended September 30, 2001 due to net revenues from OED of $9.0 million and an increase in the Diamond Jo's slot revenue of 3.9%, or $1.2 million for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. This increase in slot revenues was a result of an increased marketing focus on the addition of new players club members as well as on targeting players club promotions towards more profitable market segments. This increase in slot revenues was offset by a decrease in table games revenue at the Diamond Jo of $0.9 million. This decrease was a direct result of a 1.5 percentage point decrease in our table game hold percentage and an 9.6% decrease in table game drop.

Casino gaming win in the Dubuque market increased 2.3% to $66.7 million for the nine months ended September 30, 2002 from $65.2 million for the nine months ended September 30, 2001. We believe this increase was primarily due to targeted players club promotions and a continued focus on maintenance of our slot mix as well as a continued focus by operators at the Greyhound Park on maintenance of their slot mix during such period. Our share of the Dubuque market casino gaming win decreased slightly to 54.4% for the nine months ended September 30, 2002 from 55.2% for the nine months ended September

30, 2001. This decrease is attributed to a decrease in our table game revenue as discussed above. However, our share of the Dubuque market slot win remained constant at 51.2% for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. Our casino revenues increased 0.9% to $36.3 million for the nine months ended September 30, 2002 from $36.0 million for the nine months ended September 30, 2001. This increase is due to an increase in slot revenue offset by a decrease in table game revenues as discussed above. Casino revenues were derived 87.8% from slot machines and 12.2% from table games for the nine months ended September 30, 2002 compared to 85.3% from slot machines and 14.7% from table games for the nine months ended September 30, 2001. Consistent with an increase in casino revenue, our casino win per gaming position per day at the Diamond Jo increased 4.1% to $158.02 for the nine months ended September 30, 2002 from $151.81 for the nine months ended September 30, 2001. Admissions to the casinos in the Dubuque market increased slightly to 1,497,926 for the nine months ended September 30, 2002 from 1,485,178 for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, our share of the Dubuque market casino admissions decreased to 50.1% from 51.3% for the nine months ended September 30, 2001. We believe this decrease is primarily attributable to our targeted use of marketing dollars directed primarily towards more profitable market segments during 2002 compared to 2001. Our admissions at the Diamond Jo for the nine months ended September 30, 2002 decreased slightly to 749,764 for the nine months ended September 30, 2002 from 762,161 for the nine months ended September 30, 2001. For the nine months ended September 30, 2002 our casino win per admission at the Diamond Jo increased 2.5% to $48.40 from $47.20 for the nine months ended September 30, 2001.

Racing revenues of $8.1 million related solely to revenues at OED for the period February 15, 2002 (date of acquisition) to September 30, 2002. Net food and beverage revenues, other revenues and promotional allowances increased to $1.2 million for the nine months ended September 30, 2002 from $0.3 million for the nine months ended September 30, 2001 due to food and beverage revenues at OED.

Casino operating expenses at the Diamond Jo increased slightly to $15.3 million for the three months ended September 30, 2002 from $15.1 million for the three months ended September 30, 2001 due mainly to an increase in gaming taxes paid as a result of an increase in gaming revenues and an increase in the state admission fee imposed by the State of Iowa. Racing expenses at OED were $6.3 million for the period February 15, 2002 (date of acquisition) to September 30, 2002. Food and beverage expenses increased to $2.9 million for the nine months ended September 30, 2002 from $2.1 million for the nine months ended September 30, 2001 due primarily to food and beverage expenses from OED of $0.8 million. Boat operation expenses and other expenses were substantially unchanged for the nine months ended September 30, 2002 and 2001. Selling, general and administrative expenses increased to $6.0 million for the nine months ended September 30, 2002 from $4.9 million for the nine months ended September 30, 2001. This increase in such expenses resulted from selling, general and administrative expenses at OED of $701,000, an increase in legal expenses of $286,000 (resulting from a credit of $230,000 in legal expense during the corresponding period of the prior year) and an increase in consulting and various lobbying expenses of $92,000. During the nine months ended September 30, 2002, the Company incurred various advertising and promotional expenses totaling $136,681 to promote the approval of continued gaming on riverboats in Dubuque County as discussed above.

Depreciation and amortization expenses decreased 23.9% to $2.2 million for the nine months ended September 30, 2002 from $2.9 million for the nine months ended September 30, 2001. This decrease is due to adoption of SFAS 142 which provides that goodwill and certain indefinite lived intangible assets will no longer be amortized but will be reviewed at least annually for impairment and written down and charged to income when their recorded value exceeds their estimated fair value. Goodwill amortization during the nine months ended September 30, 2001 was approximately $1.1 million. Net interest expense increased 20.9% to $8.5 million for the nine months ended September 30, 2002 from $7.1 million for the nine months ended September 30, 2001. This increase is due to an increase in interest expense associated with our senior credit facility with Foothill Capital Corporation providing for commitments of up to $12.5 million which mature in 2005, $12.0 million of which was drawn down by the Company on February 15, 2002 to consummate an investment in OED and net interest expense at OED.


RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 142 "GOODWILL AND OTHER INTANGIBLE ASSETS" - SFAS 142 provides that goodwill and certain indefinite lived intangible assets will no longer be amortized but will be reviewed at least annually for impairment and written down and charged to income when their recorded value exceeds their estimated fair value. During the first quarter of 2002, the Company performed a transitional impairment test on goodwill in accordance with SFAS 142 and determined the estimated fair value of the Company exceeded its carrying value. Based on that review, management determined that there was no impairment of goodwill. Goodwill amortization during the three and nine months ended September 30, 2001 was $353,497 and $1,060,490, respectively. Assuming the non-amortization provisions of these standards had been adopted at the beginning of 2001, the Company's adjusted net income for the three and nine months ended September 30, 2001 would have been $1,322,195 and $3,017,858, respectively.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the previous guidance on the subject. This statement requires, among other things, that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions for this statement are effective for exit or disposal activities that are initiated after December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING, INVESTING AND FINANCING ACTIVITIES

Our cash balance increased $2.0 million during the nine month period ended September 30, 2002 to $9.5 million from $7.5 million at December 31, 2001.

Cash flows from operating activities of $8.5 million for the nine month period ended September 30, 2002 consisted of net income of $2.0 million increased by non-cash charges of $3.5 million, principally depreciation and amortization, and an increase in working capital of $3.0 million. The change in working capital is primarily comprised of an increase in accrued expenses of $2.6 million, which is principally due to an increase in accrued interest related to our 12 1/4% Senior Secured Notes due 2006 (the "Senior Secured Notes").

Cash flows used in investing activities for the nine month period ended September 30, 2002 was $36.1 million including $29.3 million for the purchase of OED (net of cash acquired), $4.8 million for the purchase of land at St. Landry Parish (the future site of the Racino Project) and architecture fees associated with the Racino Project and approximately $1.0 million in development costs related to the OED acquisition and license costs. In addition, cash outflows of approximately $1.0 million were used for capital expenditures mainly related to the purchase of replacement slot machines in an effort to improve the gaming experience of our patrons.

Cash flows from financing activities for the nine month period ended September 30, 2002 of $29.6 million reflects the proceeds of a $12.0 million borrowing under PGC's $12.5 million credit agreement with Foothill Capital Corporation, proceeds of an $8.5 million borrowing under OED's loan and security agreement with Foothill Capital Corporation, proceeds from the issuance of a $7.3 million note payable to WET2LLC and proceeds from the issuance of a $4.5 million note payable by OED to WET2. These proceeds were offset by deferred financing costs paid of $1.7 million, including consent fees totaling $887,500 paid to holders of our Senior Secured Notes related to our investment in OED and $700,000 paid to Foothill Capital Corporation related to the OED loan and security agreement, and member distributions of $1.0 million.


CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

The Company's future contractual obligations related to long-term debt, capital leases and operating leases at September 30, 2002 were as follows (in millions of dollars):

                                            PAYMENTS DUE BY PERIOD
                                --------------------------------------------
                                          LESS THAN
CONTRACTUAL OBLIGATIONS         TOTAL      1 YEAR      1-3 YEARS   4-5 YEARS
                                -----      -------     ---------   ---------

Long-Term Debt                  $103.3      $20.9        $11.4       $71.0

Capital Lease Obligations          0.5        0.1          0.4          -

Operating Leases                   1.4        0.4          0.8         0.2
                                ------      ------       -----       -----
Total                           $105.2      $21.4        $12.6       $71.2
                                ======      ======       =====       =====


RACINO PROJECT

On February 15, 2002, OEDA consummated its acquisition of: (i) 50% of the membership interests (the "BIM3 Interests") of OED from BIM3 Investments, a Louisiana partnership ("BIM3"); and (ii) BIM3's one-half (1/2) interest in two promissory notes issued by OED in the aggregate principal amount of $10,909,244 (the "OED Notes"), for an aggregate purchase price of $15,000,000 in cash. The remaining 50% of the membership interests in OED were owned by William E.
Trotter, II Family L.L.C., a Louisiana limited liability company. The acquisition was made pursuant to a purchase agreement dated June 27, 2001 by and among the Company's parent, PGP, OED and BIM3 (as amended, the "Moody Purchase Agreement"). Pursuant to the terms of the Moody Purchase Agreement, PGP paid a cash deposit of $500,000 which was applied against the purchase price when the acquisition was consummated. The Moody Purchase Agreement was assigned to OEDA by PGP on October 23, 2001 for a purchase price of $523,836 which was paid by OEDA in cash.

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

In October 2002, the Company further amended its credit facility which requires the Company to begin making principal payments on the amount advanced of $50,000 per month beginning in October 2002 and continuing through February 2005. In addition, the maximum available funds under the facility shall be reduced by the total amount of the principal repayments.

On June 25, 2002, PGP entered into an agreement with William E. Trotter, II ("WET2") and William E. Trotter, II Family LLC, a Louisiana limited liability company ("WET2LLC") to acquire (i) the 50% interest in the OED Notes owned by WET2, and (ii) the 50% membership interest in OED, owned by WET2LLC (the "Trotter Purchase"). On August 30, 2002, OEDA completed the Trotter Purchase for a purchase price of $15,546,000 (actual purchase price of $15,325,000 plus the reimbursement to WET2 of certain expenses related to the transaction of $221,000), plus a contingent fee of one half of one percent (.5%) of the net slot revenues from the date of opening of a new casino, located in St. Landry Parish, until the date that is ten years after the opening of the casino to the public.

The source of funds for the Trotter Purchase described above was $8,450,000 of borrowings under OED's loan and security agreement with Foothill Capital Corporation entered into on August 30, 2002 and maturing on the earlier of (a) June 30, 2003 or (b) the date on which OED consummates its financing of the Racino Project (the "Term Loan") and proceeds from a $7,325,000 note payable to WET2LLC (the "WET2LLC Note") due June 30, 2003. The WET2LLC Note was issued by PGP.

The Term Loan contains, among other things, covenants, representations and warranties and events of default customary for loans of this type, including, but not limited to, certain requirements relating to the financing, construction and development of the Racino Project and a minimum EBITDA maintenance covenant. The obligations under the Term Loan are secured by substantially all of the assets of OED and guaranteed by PGP. The Term Loan is not guaranteed by the Company and is not secured by any assets or property of the Company.

During the period February 15, 2002 through September 30, 2002, OED paid principal of $18,379 and interest of $297,536 to WET2 related to WET2's 50% interest in the OED Notes.

The Company accounted for its acquisition as a purchase in accordance with SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". The purchase price has been allocated to the underlying assets and liabilities based on their estimated fair values at the date of acquisition. To the extent the purchase price exceeded the fair value of the net identifiable assets acquired, such excess has been recorded as goodwill. As of September 30, 2002, the Company recorded goodwill of approximately $30.8 million related to the acquisition. The Company has not completed its evaluation of the intangible assets acquired in the OED acquisition. This evaluation may result in adjustments to the purchase price allocation. Under the provisions of SFAS 142, goodwill and other intangible assets with indefinite lives arising from the acquisition will not be amortized but will be reviewed at least annually for impairment and written down and charged to income when its recorded value exceeds its estimated fair value. The results of operations of OED are included in the condensed consolidated financial statements from the date of acquisition through September 30, 2002.

The Company will manage the existing racetrack and, subject to receipt of required gaming approvals, is planning to design, construct, manage and operate a new casino and contiguous racetrack facility with pari-mutuel wagering, slots and OTB parlors in St. Landry Parish, Louisiana (the "Racino Project").

The cost to construct and develop the Racino Project is estimated at $90 million. The Company is currently investigating financing alternatives for the financing of construction and development costs including, but not limited to, a private placement of debt securities. The Racino Project is expected to include at least 1,525 slot machines, dirt and turf racetracks and several dining options.  The Racino  Project is one of only  three  racetracks  in the State of
Louisiana currently authorized to conduct casino operations. The successful completion of the Racino Project is subject to factors beyond the control of OED. The extent and timing of the development and construction of the Racino Project will depend on available cash flow or the ability to obtain financing. There can be no assurance that sufficient cash flow or necessary financing will be available on satisfactory terms to OED. In addition, the Company and OED will be subject to comprehensive and stringent government regulations. The Company and OED and their respective officers, directors, members, significant shareholders and employees will be subject to the Louisiana Gaming Control Board and the Louisiana Gaming Commission and will need to submit to a regulatory review process prior to mandatory licensing. There can be no assurance that all necessary licenses will be issued, or issued on a timely basis. For the foregoing reasons, there can no assurance that the Racino Project will be completed, or completed in a timely manner.

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

We are exposed to interest rate risk due to changes in interest rates with respect to our long-term variable interest rate debt borrowing under our senior credit facility. As of September 30, 2002, we had $12.0 million in borrowings under the senior credit facility. We have estimated our market risk exposure using sensitivity analysis. We have defined our market risk exposure as the potential loss in future earnings and cash flow with respect to interest rate exposure of our market risk sensitive instruments assuming a hypothetical increase in market rates of interest of one percentage point. Assuming we borrow the maximum amount allowed under the senior credit facility ($12.5 million), if market rates of interest on our variable rate debt increased by one percentage point, the estimated market risk exposure under the senior credit facility would be approximately $0.1 million.

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

DESCRIPTION               CONTRACT TERMS     INTEREST RATE     COST   FAIR VALUE
-----------               --------------     -------------     ----   ----------
Senior Secured Notes      Due July 1, 2006   12 1/4% fixed     $71.0    $71.0*


* Represents fair value as of November 13, 2002 based on information provided by the Company's investment banking firm.


ITEM 4.   CONTROLS AND PROCEDURES

The Company's principal executive officer and principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within ninety days prior to the filing date of this report, have concluded that, as of such date, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company would be made known to them by others within the Company on a timely basis. In addition, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

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

On March 12, 2001, the 19th Judicial District Court entered a judgment in favor of the HBPA against certain licensed racetracks in the State of Louisiana, including the Company. The judgment granted HBPA's motion for summary judgment as to liability only. The Company's liability was not determined at the time of the grant of summary judgment, but the final judgment could be, based on discussions with legal counsel, in the $3 million to $5 million range. The Company appealed the verdict and the First Circuit Court of Appeal of Louisiana reversed the judgment of the District Court on June 21, 2002. The HBPA subsequently applied for writs to the Louisiana Supreme Court, which were recently granted. The court will now review the case. Although the outcome of litigation is inherently uncertain, management, after consultation with legal counsel, believes the reversal of the District Court verdict will be upheld.

On June 21, 2002, PGP filed a complaint with the United States District Court in the Western District of Louisiana (the "Trotter Complaint") alleging breach of contract by WET2LLC for failing to honor its previous agreement to, among other things, enter into a management services agreement with the Company for the management of the existing OED racetrack and the development and management of the Racino Project. However, in connection with the consummation of the Trotter Purchase (as discussed above), the Trotter Complaint was dismissed.

Notwithstanding the above mentioned HBPA lawsuit, we are not a party to, and none of our property is the subject of, any other pending legal proceedings other than litigation arising in the normal course of business. We do not believe that adverse determinations in any or all such other litigation (excluding the HBPA lawsuit) would have a material adverse effect on our financial condition, results of operations or cash flows.


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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

                  10.1 Amendment Number One to Loan and Security Agreement, dated February 15, 2002, by and between Foothill Capital Corporation and Peninsula Gaming Company, LLC.

                  10.2 Amendment Number Two to Loan and Security Agreement, dated October 16, 2002, by and between Foothill Capital Corporation and Peninsula Gaming Company, LLC.

                  10.3 Agreement of Sale, dated August 30, 2002, by and among Peninsula Gaming Partners LLC, OED Acquisition, LLC, William E. Trotter II and William E. Trotter II Family, LLC.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dubuque, State of Iowa on November 14, 2002.

                                            PENINSULA GAMING COMPANY, LLC

                                            By:  /s/ M. Brent Stevens
                                               ------------------------
                                                M. Brent Stevens
                                                Chief Executive Officer


                                            By:  /s/ George T. Papanier
                                               ------------------------
                                               George T. Papanier
                                               Chief Operating Officer


                                            By:  /s/ Natalie A. Schramm
                                               ------------------------
                                                Natalie A. Schramm
                                                Chief Financial Officer



                                            PENINSULA GAMING CORP.

                                            By:   /s/ M. Brent Stevens
                                               ------------------------
                                               M. Brent Stevens
                                               President and Treasurer
                                                (principal financial officer)

                                  CERTIFICATION


I, M. Brent Stevens, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Peninsula Gaming Company, LLC;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
                   Date"); and

              c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a. all significant deficiencies in the design operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002                             /s/  M. Brent Stevens
                                                    ----------------------------
                                                     M. Brent Stevens
                                                     Chief Executive Officer

                                  CERTIFICATION

I, Natalie A. Schramm, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Peninsula Gaming Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002                    By:  /s/ Natalie A. Schramm
                                               ---------------------------------
                                               Natalie A. Schramm
                                               Chief Financial Officer

                                  CERTIFICATION


I, M. Brent Stevens, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Peninsula Gaming Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 day prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a. all significant deficiencies in the design operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002                    By:   /s/ M. Brent Stevens
                                               ---------------------------------
                                               M. Brent Stevens
                                               President and Treasurer
                                               (principal financial officer)