Form 10-Q
period 2003-03-31
PENINSULA GAMING CO LLC; PENINSULA GAMING CORP
filed 2003-05-15
CIK 1095997, 1096051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the quarterly period ended March 31, 2003.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from ______________________________ to _______________

                        Commission File Number: 333-88829

              PENINSULA GAMING COMPANY, LLC/PENINSULA GAMING CORP.
             (Exact name of registrant as specified in its charter)


             Iowa                                       42-1483875
--------------------------------            ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

3rd Street Ice Harbor, PO Box 1750, Dubuque, Iowa                   52001-1750
--------------------------------------------------                  ----------
  (Address of principal executive offices)                          (Zip Code)


                                 (563) 583-7005
               ---------------------------------------------------
               (Registrant's telephone number including area code)


-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the last 90 days.         Yes [X]  No [_]

         Indicate by check mark whether the registrant is an  accelerated  filer
(as defined in Rule 12b-2 of the Exchange Act).   Yes [_]  No [X]

         All of the common equity interests of Peninsula Gaming Company, LLC (the "Company") are held by Peninsula Gaming Partners, LLC, and all of the common stock of Peninsula Gaming Corp. is held by Peninsula Gaming Company, LLC.



                          PENINSULA GAMING COMPANY, LLC
                               INDEX TO FORM 10-Q

Part I - Financial Information

     Item 1 - Financial Statements

     Peninsula Gaming Company, LLC:
         Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2003 and
            December 31, 2002...................................................................................3
         Condensed Consolidated Statements of Operations (Unaudited) for the Three
            Months Ended March 31, 2003 and 2002................................................................4
         Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three
            Months Ended March 31, 2003 and 2002................................................................5
         Notes to Condensed Consolidated Financial Statements (Unaudited).......................................6

     Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................................................13

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk.......................................17

     Item 4 - Controls and Procedures..........................................................................17


Part II - Other Information

     Item 1 - Legal Proceedings................................................................................19
     Item 2 - Changes in Securities and Use of Proceeds........................................................19
     Item 3 - Defaults Upon Senior Securities..................................................................19
     Item 4 - Submission of Matters to a Vote of Security Holders..............................................19
     Item 5 - Other Information................................................................................19
     Item 6 - Exhibits and Reports on Form 8-K.................................................................19

Signatures.....................................................................................................21



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          PENINSULA GAMING COMPANY, LLC
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                MARCH 31,               DECEMBER 31,
                                                                                  2003                     2002
                                                                              ------------             -------------

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                  $  8,297,925             $ 10,510,205
   Restricted cash - purse settlements                                           1,767,336                  840,366
   Restricted cash - racino project                                             63,799,585
   Restricted investments                                                       23,922,971
   Accounts receivable, less allowance for doubtful accounts
     of $48,169 and $45,648, respectively                                          961,761                  275,822
   Interest receivable                                                              66,565
   Inventory                                                                       124,011                  138,405
   Prepaid expenses                                                                764,916                  395,056
                                                                              ------------             ------------
            Total current assets                                                99,705,070               12,159,854
                                                                              ------------             ------------

PROPERTY AND EQUIPMENT, NET                                                     17,633,349               18,246,857
                                                                              ------------             ------------

PROPERTY AND EQUIPMENT AT ST. LANDRY PARISH                                     11,703,696                7,455,885
                                                                              ------------             ------------
OTHER ASSETS:
   Deferred financing costs, net of amortization
     of $3,258,852 and $3,229,782, respectively                                 13,013,700                4,064,987
   Goodwill and other intangible assets                                         85,238,800               84,413,263
   Deposits                                                                        111,860                  106,938
                                                                              ------------             ------------
            Total other assets                                                  98,364,360               88,585,188
                                                                              ------------             ------------
TOTAL                                                                         $227,406,475             $126,447,784
                                                                              ============             ============

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                           $  7,444,228             $  4,336,694
   Purse settlement payable                                                      1,763,112                  846,778
   Accrued payroll and payroll taxes                                             1,411,742                1,340,395
   Other accrued expenses                                                        7,097,839                8,109,213
   Current maturity - line of credit                                               600,000                  600,000
   Notes payable                                                                                          4,500,000
   Term loan payable                                                                                      8,300,000
   Note payable to parent                                                                                 7,325,000
                                                                              ------------             ------------
            Total current liabilities                                           18,316,921               35,358,080
                                                                              ------------             ------------

LONG-TERM LIABILITIES:
   12 1/4% Senior secured notes, net of discount                                70,522,502               70,493,155
   13% Senior secured notes, net of discount                                   120,753,818
   Line of credit                                                               11,100,000               11,250,000
   Capital lease obligations                                                       475,781                  475,781
   Litigation settlement                                                           800,000                1,200,000
                                                                              ------------             ------------
            Total long-term liabilities                                        203,652,101               83,418,936
                                                                              ------------             ------------
            Total liabilities                                                  221,969,022              118,777,016

COMMITMENTS AND CONTINGENCIES

PREFERRED MEMBERS' INTEREST, REDEEMABLE                                          4,000,000                4,000,000

MEMBERS' EQUITY                                                                  1,437,453                3,670,768
                                                                              ------------             ------------
TOTAL                                                                         $227,406,475             $126,447,784
                                                                              ============             ============

See notes to condensed consolidated financial statements (unaudited).


                          PENINSULA GAMING COMPANY, LLC
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                  THREE MONTHS          THREE MONTHS
                                                                     ENDED                  ENDED
                                                                 MARCH 31, 2003        MARCH 31, 2002
                                                                 --------------        --------------

REVENUES:
   Casino                                                        $  11,782,204         $  11,353,795
   Racing                                                            2,615,522             1,261,147
   Food and beverage                                                   848,827               740,088
   Other                                                                37,415                24,679
   Less promotional allowances                                        (654,226)             (585,963)
                                                                 ---------------       --------------
                  Total net revenues                                14,629,742            12,793,746
                                                                 ---------------       --------------

EXPENSES:
   Casino                                                            5,013,716             5,046,679
   Racing                                                            1,899,625               963,519
   Food and beverage                                                   816,558               735,529
   Boat operations                                                     567,348               583,976
   Other                                                                 3,174                 8,198
   Selling, general and administrative                               2,345,201             1,801,549
   Depreciation and amortization                                       819,015               705,232
                                                                 ---------------       --------------
                  Total expenses                                    11,464,637             9,844,682
                                                                 ---------------       --------------

INCOME FROM OPERATIONS                                               3,165,105             2,949,064
                                                                 ---------------       --------------

OTHER INCOME (EXPENSE):
   Interest income                                                      80,008                14,966
   Interest expense                                                 (5,031,903)           (2,642,231)
   Loss on disposal of assets                                          (87,263)
                                                                 ---------------       --------------
                  Total other expense                               (5,039,158)           (2,627,265)
                                                                 ---------------       --------------

NET INCOME (LOSS) BEFORE PREFERRED MEMBER
     DISTRIBUTIONS AND MINORITY INTEREST                            (1,874,053)              321,799

LESS PREFERRED MEMBER DISTRIBUTIONS                                    (90,544)              (93,263)

LESS MINORITY INTEREST                                                                       (34,581)
                                                                 ---------------       --------------

NET INCOME (LOSS) TO COMMON MEMBERS' INTEREST                    $  (1,964,597)        $     193,955
                                                                 ==============        ==============


See notes to condensed consolidated financial statements (unaudited).


                          PENINSULA GAMING COMPANY, LLC

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                THREE MONTHS           THREE MONTHS
                                                                                   ENDED                   ENDED
                                                                                  MARCH 31,              MARCH 31,
                                                                                    2003                   2002
                                                                                -------------          ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                           $ (1,964,597)          $   193,955
    Adjustments to reconcile net income to net cash flows
      from operating activities:
        Depreciation and amortization                                                819,015               705,232
        Provision for doubtful accounts                                               30,251                32,108
        Amortization and write-off of deferred financing costs and discount
          on notes                                                                   884,020               257,684
        Loss on disposal of assets                                                    87,263
        Minority interest share of income                                                                   34,581
    Changes in operating assets and liabilities:
        Restricted cash - purse settlement                                          (926,970)             (442,234)
        Receivables                                                                 (782,756)              136,778
        Inventory                                                                     14,394                (5,556)
        Prepaid expenses and other assets                                           (375,397)              (46,689)
        Accounts payable                                                           1,843,247               783,244
        Accrued expenses                                                          (1,523,398)            2,162,209
                                                                                -------------          ------------
          Net cash flows from operating activities                                (1,894,928)            3,811,312


CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of subsidiary, net of cash acquired                                                 (13,729,862)
       Business acquisition and licensing costs                                   (1,173,847)             (369,461)
       Racino project development costs                                           (2,341,650)              (80,779)
       Restricted cash - racino project                                          (63,799,585)
       Restricted investments                                                    (23,922,971)
       Purchase of property and equipment                                           (511,332)             (173,306)
       Proceeds from sale of property and equipment                                  380,156
                                                                                -------------          ------------
          Net cash flows from investing activities                               (91,369,229)          (14,353,408)


CASH FLOWS FROM FINANCING ACTIVITIES:
       Deferred financing costs                                                   (9,140,404)             (937,500)
       Proceeds from senior credit facility                                                             12,000,000
       Proceeds from senior secured notes                                        120,736,000
       Principal payments on notes payable                                        (4,500,000)
       Principal payments on senior credit facility                               (8,450,000)
       Principal payments on note payable to parent                               (7,325,000)
       Principal payments on long-term debt to related party                                               (18,379)
       Member distributions                                                         (268,719)             (472,240)
                                                                                -------------          ------------
          Net cash flows from financing activities                                91,051,877            10,571,881
                                                                                -------------          ------------

NET INCREASE (DECREASE) IN CASH                                                   (2,212,280)               29,785

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  10,510,205             7,523,652
                                                                                -------------          ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $  8,297,925           $ 7,553,437
                                                                                =============          ============

See notes to condensed consolidated financial statements (unaudited).

                          PENINSULA GAMING COMPANY, LLC

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   ORGANIZATION AND BASIS OF PRESENTATION

Peninsula Gaming Company, LLC (the "Company") is a Delaware limited liability company formed on January 26, 1999 to own and operate the Diamond Jo riverboat casino in Dubuque, Iowa, and is a wholly-owned subsidiary of Peninsula Gaming Partners, LLC, a Delaware limited liability company ("PGP"). Unless the context requires otherwise, references to the "Company," "we," "us" or "our" refer to Peninsula Gaming Company, LLC. The Company has two wholly-owned subsidiaries,
(i) Peninsula Gaming Corp., which has no assets or operations and was formed solely to facilitate the offering of the Company's 12 1/4% Senior Secured Notes due 2006, and (ii) OED Acquisition, LLC, a Delaware limited liability company ("OEDA"), formed on July 9, 2001 to facilitate the purchase of The Old Evangeline Downs, LLC ("OED"), a Louisiana limited liability company that currently owns and operates a horse track in Lafayette, Louisiana. The Old Evangeline Downs Capital Corp. is a wholly-owned subsidiary of OED which has no assets or operations and was formed solely to facilitate the offering by OED of its 13% Senior Secured Notes due 2010 with Contingent Interest.

OED's results of operations and cash flows for the three months ended March 31, 2003 and the period February 15, 2002 (date of acquisition) to March 31, 2002 have been consolidated into the Company's consolidated financial statements. During the period February 15, 2002 to August 30, 2002, the Company had substantive control of OED. All intercompany transactions have been eliminated.

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

The financial statements contained herein should be read in conjunction with the audited financial statements and accompanying notes to the financial statements included in the Company's Annual Report on Form 10-K for the period ended December 31, 2002. Accordingly, footnote disclosure which would substantially duplicate the disclosure in the audited financial statements has been omitted in the accompanying unaudited financial statements.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING
     PRONOUNCEMENTS

RESTRICTED CASH - RACINO PROJECT. "Restricted cash - racino project" represents unused proceeds from OED's 13% Senior Secured Notes due 2010 with Contingent Interest (the "OED Notes"), the use and disbursement of which are restricted to the design, development, construction, equipping and opening of the racino in accordance with the terms of a Cash Collateral and Disbursement Agreement, dated February 25, 2003, among OED, US Bank (as trustee and disbursement agent) and an independent construction consultant (the "Cash Collateral and Disbursement Agreement"). As of March 31, 2003, OED had $58,519,571 deposited in a construction disbursement account, $279,691 deposited in an interest reserve account that will be used toward payment of fixed interest on the OED Notes and $5,000,323 deposited in a completion reserve account that will be used to fund potential cost overruns and contingency amounts with respect to the design, development, construction, equipping and opening of the racino. The funds deposited in these accounts are invested in securities that are readily convertible to cash.

RESTRICTED INVESTMENTS. As of March 31, 2003, OED had $23,922,971 invested in government securities with original maturities of greater than 90 days from the date of initial investment. Proceeds from the sale of these investments at maturity will be used to help pay the first three payments of fixed interest on the OED Notes in accordance with the Cash Collateral and Disbursement Agreement.

PROPERTY AND EQUIPMENT AT ST. LANDRY PARISH. Included in Property and Equipment at St. Landry Parish as of March 31, 2003 and December 31, 2002 are land and land acquisition costs associated with the racino project of approximately $5.9 and $5.4 million, respectively, and architecture fees and construction costs associated with the design and development of the racino of approximately $5.8 million and $2.1 million, respectively.

CAPITALIZED INTEREST. The Company capitalizes interest costs associated with debt incurred in connection with the racino project. When debt is not specifically identified as being incurred in connection with the development of the racino project, the Company capitalizes interest on amounts expended on the racino project at the Company's average cost of borrowed money. Capitalization of interest will cease when the project is substantially complete. The amount capitalized as of March 31, 2003 and December 31, 2002 was $0.2 million and $0.1 million, respectively.

BUSINESS ACQUISITION AND LICENSING COSTS. As of March 31, 2003, the Company had recorded approximately $3.9 million on its balance sheet for directly related legal and other incremental costs associated with the acquisition of OED and obtaining the relevant gaming licenses to conduct gaming operations associated with the racino project in Louisiana. These costs are included as a cost of the acquisition and have been evaluated under SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." Intangible assets of $28.4 million acquired as part of the OED acquisition were identified and valued as follows (in millions):

               Slot Machine Gaming License               $24.6

               Tradename                                  $2.5

               Horse Racing Licenses                      $1.3
                                                         -----
               Total                                     $28.4


3. PROPERTY AND EQUIPMENT OF THE COMPANY AND ITS SUBSIDIARIES AT MARCH 31, 2003 AND DECEMBER 31, 2002 ARE SUMMARIZED AS FOLLOWS:

                                                     MARCH 31,    DECEMBER 31,
                                                       2003          2002
                                                    -----------   ------------

Land                                                $ 1,110,000   $ 1,110,000
Buildings and improvements                            8,007,252     8,387,134
Riverboats and improvements                           8,295,995     8,300,776
Furniture, fixtures and equipment                     8,023,043     7,942,095
Computer equipment                                      990,468       962,700
Vehicles                                                130,753       130,753
Equipment held under capital lease obligations          704,527       704,527
                                                    ------------  ------------
Subtotal                                             27,262,038    27,537,985
Accumulated depreciation                             (9,628,689)   (9,291,128)
                                                    ------------  ------------
Property and equipment, net                         $17,633,349   $18,246,857
                                                    ============  ============

4.   DEBT

The debt of the Company and its subsidiaries consists of the following:

                                                                                  MARCH 31,         DECEMBER 31,
                                                                                    2003               2002
                                                                                ------------       -------------

12 1/4% Senior Secured Notes of the Company due July 1, 2006,
   net of discount of $477,498 and $506,845, respectively,
   secured by assets of the Diamond Jo.                                         $ 70,522,502       $ 70,493,155

13% Senior Secured Notes of OED due March 1, 2010 with
   Contingent Interest, net of discount of $2,446,182, secured by
   certain assets of OED.                                                        120,753,818

Loans under Loan and Security Agreement of the Company with
   Foothill Capital  Corporation, interest rate at greater of LIBOR
   + 3% or Prime + .75%, however, at no time shall the interest rate be lower than 8.5% (current rate of 8.5%), principal
   payments of $50,000 due monthly beginning October 2002
   through February 2005, maturing March 12, 2005, secured by
   assets of the Diamond Jo.                                                      11,700,000         11,850,000

Term loan under Loan and Security Agreement of OED with
   Foothill Capital Corporation, interest at Prime + 3.75%,
   however, at no time shall the interest rate be lower than 7.5%
   (current rate of 8.0%), maturing the earlier of (a) June 30,
   2003 or (b) the date on which OED consummates its financing of the racino project, secured by substantially all the assets of
   OED. This facility was terminated with proceeds of the
   offering of the OED Notes in February 2003.                                                        8,300,000

Note payable to PGP, issued by OEDA, interest rate of 7% until
   January 31, 2003, thereafter 8% until February 28, 2003,
   thereafter 9% until March 31, 2003, thereafter the greater of
   12% or the fixed rate on the notes  expected to be issued to finance the racino project,  maturing on June 30, 2003.
   Obligations under this note were repaid in February 2003 with
   proceeds of the offering of the OED Notes.                                                         7,325,000

Note payable to William E. Trotter, II Family LLC (the "WET2
   Note"), interest rate of 7% until March 31, 2003, thereafter the greater of 12% or the fixed rate on the notes expected to be issued to finance the racino project,  maturing on June 30,
   2003.  Obligations under this note were repaid in February
   2003 with proceeds of the offering of the OED Notes.                                               4,500,000
                                                                                -------------      -------------
Total debt                                                                       202,976,320        102,468,155
                                                                                -------------      -------------

Less current portion                                                                (600,000)       (20,725,000)
                                                                                -------------      -------------

Total long term debt                                                            $202,376,320       $ 81,743,155
                                                                                =============      =============

On July 15, 1999, the Company completed a private placement of $71 million aggregate principal amount of 12 1/4% Senior Secured Notes due 2006 (the "Peninsula Notes"). The Peninsula Notes bear interest at a rate of 12 1/4% per year which is payable semi-annually on January 1 and July 1 of each year. The

Peninsula Notes are secured by all of our current and future tangible and intangible assets (with the exception of certain excluded assets). The Peninsula Notes, which mature on July 1, 2006, are redeemable at the Company's option, in whole or in part at any time or from time to time, on and after July 1, 2003 at certain specified redemption prices set forth in the indenture governing the Peninsula Notes. The indenture governing the Peninsula Notes contains a number of restrictive covenants and agreements, including covenants that limit the Company's ability to, among other things: (1) incur more debt; (2) pay dividends, redeem stock or make other distributions; (3) issue stock of subsidiaries; (4) make investments; (5) create liens; (6) enter into transactions with affiliates; (7) merge or consolidate; and (8) transfer or sell assets. The events of default under the indenture include provisions that are typical of senior debt financings. Upon the occurrence and continuance of certain events of default, the trustee or the holders of not less than 25% in aggregate principal amount of outstanding Peninsula Notes may declare all unpaid principal and accrued interest on all of the Peninsula Notes to be immediately due and payable. Upon the occurrence of a change of control (as defined in the indenture), each holder of Peninsula Notes will have the right to require the Company to purchase all or a portion of such holder's Peninsula Notes pursuant to the offer described in the indenture at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.

On February 25, 2003, OED completed the private placement of $123.2 million aggregate principal amount of OED Notes. The OED Notes bear interest at a rate of 13% per year which is payable semi-annually on March 1 and September 1 of each year. Contingent interest will accrue on the OED Notes in the first full fiscal year after the casino begins operations. The amount of contingent interest will be equal to 5.0% of OED's cash flow for the applicable period, subject to certain limitations. OED may defer paying a portion of contingent interest under certain circumstances set forth in the indenture governing the OED Notes.

At the end of each six-month period after the casino portion of the racino begins operations, OED is required under the indenture governing the OED Notes to offer to purchase the maximum principal amount of OED Notes that may be purchased, with an amount equal to the sum of (i) 50% of OED's excess cash flow for such period (if any) and (ii) the then available balance in an excess cash flow account, which account at any time shall not exceed $10 million. For 45 days following the expiration of each initial excess cash flow offer to purchase, the holders of the OED Notes have the right to request that OED make an offer to purchase OED Notes with the funds in the excess cash flow account, provided, however, that OED shall not be required to make more than one offer at any one time. All such offers to purchase OED Notes shall be made at 101% of the principal amount, plus accrued and unpaid interest.

The OED Notes are secured by all of OED's current and future tangible and intangible assets (with the exception of certain excluded assets). The OED Notes, which mature on March 1, 2010, are redeemable at OED's option, in whole or in part at any time or from time to time, on and after March 1, 2007 at certain specified redemption prices set forth in the indenture governing the OED Notes. The indenture governing the OED Notes contains a number of restrictive covenants and agreements, including covenants that limit the ability of OED and its subsidiaries to, among other things: (1) pay dividends, redeem stock or make other distributions or restricted payments; (2) incur indebtedness or issue preferred shares; (3) make certain investments; (4) create liens; (5) agree to payment restrictions affecting the subsidiary guarantors; (6) consolidate or merge; (7) sell or otherwise transfer or dispose of assets, including equity interests of subsidiaries; (8) enter into transactions with affiliates; (9) designate subsidiaries as unrestricted subsidiaries; (10) use proceeds of permitted asset sales and (11) change its line of business. The events of default under the indenture include provisions that are typical of senior debt financings. Upon the occurrence and continuance of certain events of default, the trustee or the holders of not less than 25% in aggregate principal amount of outstanding OED Notes may declare all unpaid principal and accrued interest on all of the OED Notes to be immediately due and payable. Upon the occurrence of a change of control (as defined in the indenture), each holder of OED Notes will have the right to require OED to purchase all or a portion of such holder's OED Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.

The obligations of the Company under its loan and security agreement with Foothill Capital Corporation are senior to the Company's obligations under the Peninsula Notes. The Company's loan and security agreement with Foothill Capital Corporation contains, among other things, covenants, representations and warranties and events of default customary for loans of this type. The most significant covenants include a minimum EBITDA requirement and the maintenance of certain financial ratios that limit our ability to make distributions and incur debt. At March 31, 2003 and December 31, 2002, the Company was in compliance with all such covenants.


5.   COMMITMENTS AND CONTINGENCIES

In October 2002, the Company entered into a charitable giving agreement with an Iowa non-for-profit organization in which the Company has agreed, subject to certain contingencies, to give such organization a total contribution of $450,000. The agreement calls for a payment of $50,000 upon the signing of the agreement and $50,000 on March 1 of each of the next seven years beginning on March 1, 2003. The first two payments were made by the Company in October 2002 and March 2003, respectively.

Under the Company's and PGP's operating agreements, the Company and PGP have agreed, subject to few exceptions, to indemnify and hold harmless PGP and PGP's members, as the case may be, from liabilities incurred as a result of their positions as sole manager of the Company and/or members of PGP.

Neither the Company nor any of its subsidiaries are a party to, and neither the Company nor any of its subsidiaries' property is the subject of, any pending legal proceedings other than litigation arising in the normal course of business. The Company does not believe that adverse determinations in any or all such other litigation would have a material adverse effect on the financial condition or results of operations of the Company and its subsidiaries.


6.   SEGMENT INFORMATION

Pursuant to the provisions of SFAS 131 "Disclosures About Segments of an Enterprise and Related Information", the Company has determined that, in connection with the acquisition of OED, the Company currently operates two reportable segments: (1) Iowa operations, which comprise the Diamond Jo riverboat casino in Dubuque, Iowa; and (2) Louisiana operations, which comprise the racetrack operated by OED in Lafayette, Louisiana.

The accounting policies for each segment are the same as those described in the "Summary of Significant Accounting Policies" in the notes to the financial statements included in the Company's Annual Report on Form 10-K for the period ended December 31, 2002 and in the "Summary of Significant Accounting Policies and Recent Accounting Pronouncements" above.

The table below presents information about reported segments for each period presented (in thousands):

                                                      NET REVENUES
                                              THREE MONTHS ENDED MARCH 31,
                                                2003                 2002
                                              --------            --------
           Diamond Jo (1)                     $ 11,852            $ 11,463
           Evangeline Downs (2)                  2,778               1,331
                                              --------            --------
           Total                              $ 14,630            $ 12,794

                                                       EBITDA (3)
                                              THREE MONTHS ENDED MARCH 31,
                                                2003                2002
                                              --------            --------

           Diamond Jo (1)                     $  3,629            $  3,425
           Evangeline Downs (2)                    355                 229
                                              --------            --------
           Total                              $  3,984            $  3,654



                                                  NET INCOME TO COMMON
                                                    MEMBERS' INTEREST
                                              THREE MONTHS ENDED MARCH 31,
                                                2003                2002
                                              --------            --------
           Diamond Jo (1)                     $     58            $    159
           Evangeline Downs (2)                 (2,023)                 35
                                              ---------           --------
           Total                              $ (1,965)           $    194

                                                       TOTAL ASSETS
                                                MARCH 31,       DECEMBER 31,
                                                  2003              2002
                                              ----------        ------------
           Diamond Jo                         $  80,843           $  83,706
           Evangeline Downs                     146,563              42,742
                                              ---------           ---------
           Total                              $ 227,406           $ 126,448


         ---------------
         (1) Reflects results of operations of the Diamond Jo for the three months ended March 31, 2003 and 2002.

         (2) Reflects results of operations of the Evangeline Downs for the three months ended March 31, 2003 and the period February 15, 2002 (date of acquisition) to March 31, 2002.

         (3) EBITDA is defined as net income to common members' interest, plus depreciation and amortization, net interest expense, loss on disposal of assets, preferred member distributions and minority interest. Management believes that EBITDA is useful to investors as a means to evaluate the Company's ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. Furthermore, management uses EBITDA to determine the Company's compliance with key financial covenants under its financing agreements, which, among other things, impacts the amount of indebtedness the Company is permitted to incur. In addition, because the Company has historically provided EBITDA to investors, it believes that presenting this non-GAAP financial measure provides consistency in its financial reporting. However, EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by accounting principles generally accepted in the United States) as an indicator of operating performance or
              (b) cash flows from operating, investing and financing activities (as determined by accounting principles generally accepted in the United States) as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with accounting principles generally accepted in the United States and is thus susceptible to varying calculations, EBITDA may not be comparable to other similarly titled measures of other companies.

              The following table reconciles the Company's EBITDA to net income to common members' interest for each period presented (in thousands):

                                                    THREE MONTHS ENDED MARCH 31,
                                                     2003                 2002
                                                    --------            --------
            EBITDA                                  $  3,984            $ 3,654
            Less:
                Depreciation and amortization           (819)              (705)
                Diamond Jo interest expense, net      (2,731)            (2,568)
                Evangeline Downs interest
                  expense, net                        (2,221)               (59)
                Loss on disposal of assets               (87)
                Preferred member distributions           (91)               (93)
                Minority interest                                           (35)
                                                     --------           --------
            Net income to common members' interest   $(1,965)           $   194

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO APPEARING ELSEWHERE IN THIS REPORT. SOME STATEMENTS CONTAINED IN
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE LITIGATION REFORM ACT, WHICH INVOLVE RISKS AND UNCERTAINTIES, INCLUDING THE RISKS AND UNCERTAINTIES DISCUSSED BELOW, AS WELL AS OTHER RISKS SET FORTH IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002. SHOULD THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, OUR FUTURE PERFORMANCE AND ACTUAL RESULTS OF OPERATIONS MAY DIFFER MATERIALLY FROM THOSE EXPECTED OR INTENDED.

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We periodically evaluate our policies and the estimates and assumptions related to such policies. We also periodically evaluate the carrying value of our assets in accordance with generally accepted accounting principles. We and our subsidiaries operate in a highly regulated industry and are subject to regulations that describe and regulate operating and internal control procedures. The majority of our revenues are in the form of cash, which by its nature, does not require complex estimations. We also made certain estimates surrounding our application of purchase accounting related to the acquisition and the related assignment of costs to goodwill and other intangible assets.

RESULTS OF OPERATIONS

         The results of operations of the Company discussed below include the combined results of operations of the Diamond Jo casino in Dubuque, Iowa for the three months ended March 31, 2003 and 2002 and the results of operations of OED in Lafayette, Louisiana for the three months ended March 31, 2003 and the period February 15, 2002 through March 31, 2002.

STATEMENT OF OPERATIONS DATA

                                                DIAMOND JO                                    OED
                                     -------------------------------          ------------------------------------
                                                                                                      PERIOD
                                                                                THREE MONTHS     FEBRUARY 15, 2002
                                       THREE MONTHS ENDED MARCH 31,           ENDED MARCH 31,       TO MARCH 31,
                                         2003               2002                   2003                 2002
                                     ------------       ------------          ---------------    -----------------

       REVENUES:
         Casino                      $ 11,782,204       $ 11,353,795
         Racing                                                                 $ 2,615,522         $ 1,261,147
         Food and beverage                686,837            670,575                161,990              69,513
         Other                             37,415             24,679
         Less promotional
          allowances                     (654,226)          (585,963)
                                     ------------       ------------            -----------         -----------
         Net revenues                  11,852,230         11,463,086              2,777,512           1,330,660
                                     ------------       ------------            -----------         -----------




       EXPENSES:
         Casino                         5,013,716          5,046,679
         Racing                                                                   1,899,625             963,519
         Food and beverage                655,485            654,466                161,073              81,063
         Boat operations                  567,348            583,976
         Other                              3,174              8,198
         Selling, general and
           administrative               1,983,745          1,744,283                361,456              57,266
         Depreciation and
           amortization                   751,905            673,086                 67,110              32,146
                                     ------------       ------------            -----------         -----------
         Total expenses                 8,975,373          8,710,688              2,489,264           1,133,994
                                     ------------       ------------            -----------         -----------
         Income from operations      $  2,876,857       $  2,752,398            $   288,248         $   196,666



THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

         Net revenues increased 14.4% to $14.6 million for the three months ended March 31, 2003 from $12.8 million for the three months ended March 31, 2002. The majority of this increase is due to an increase in net revenues from OED of $1.4 million due primarily to the fact that we did not acquire a 50% interest in OED until February 15, 2002 and, therefore, our results of operations during the three months ended March 31, 2002 only include one and one-half months of OED operations compared to a full three months of operations during the three months ended March 31, 2003. The remaining increase is due to
(i) an increase in Diamond Jo's slot revenue of 2.4%, or $0.2 million, for the three months ended March 31, 2003 compared to the three months ended March 31, 2002, primarily due to an increase in coin-in of 3% over the same period and
(ii) an increase in table games revenue of 14.1%, or $0.2 million, for the three months ended March 31, 2003 compared to the three months ended March 31, 2002, primarily due to a 3.7 percentage point increase in our table game hold percentage over the same period.

         Casino gaming win in the Dubuque market increased 4.5% to $21.5 million for the three months ended March 31, 2003 from $20.6 million for the three months ended March 31, 2002. We believe this increase was primarily due to targeted players club promotions and a continued focus on maintenance of our slot mix combined with a continued focus by operators at the Greyhound Park on maintenance of their slot mix during such period. Our share of the Dubuque market casino gaming win decreased slightly to 54.8% for the three months ended March 31, 2003 from 55.2% for the three months ended March 31, 2002. Our casino revenues increased 3.8% to $11.8 million for the three months ended March 31, 2003 from $11.4 million for the three months ended March 31, 2002. This increase is due to a 2.4% increase in slot revenues and a 14.1% increase in table game revenues as discussed above. Casino revenues were derived 87.2% from slot machines and 12.8% from table games for the three months ended March 31, 2003 compared to 88.4% from slot machines and 11.6% from table games for the three months ended March 31, 2002. The number of gaming positions at the Diamond Jo at March 31, 2003 was 858 compared to 828 at March 31, 2002. This increase is due to the addition of 79 slot machines offset by a decrease in the number of table games positions resulting from the elimination of five blackjack tables, one caribbean stud table and one three-card poker table. Consistent with an increase in casino revenue, our casino win per gaming position per day at the Diamond Jo increased 0.8% to $153.64 for the three months ended March 31, 2003 from $152.36 for the three months ended March 31, 2002. Admissions to the casinos in the Dubuque market increased 1.8% to 446,000 for the three months ended March 31, 2003 from 438,000 for the three months ended March 31, 2002. For the three months ended March 31, 2003, our share of the Dubuque market casino admissions decreased to 51.4% from 52.0% for the three months ended March 31, 2002. We believe this decrease is primarily attributable to our targeted use of marketing dollars directed primarily towards more profitable market segments. Our admissions at the Diamond Jo for the three months ended March 31, 2003 increased slightly to 229,000 from 228,000 for the three months ended March 31, 2002. For the three months ended March 31, 2003 our casino win per admission at the Diamond Jo increased 3.0% to $51.34 from $49.84 for the three months ended March 31, 2002.

         Racing revenues at OED for the three months ended March 31, 2003 were $2.6 million compared to racing revenues of $1.3 million for the period February 15, 2002 (date of acquisition) to March 31, 2003. The increase in racing revenues is directly related to the timing of the acquisition of OED as discussed above. Net food and beverage revenues, other revenues and promotional allowances remained substantially unchanged at $0.2 million for the three months ended March 31, 2003 and 2002.

         Casino operating expenses remained substantially unchanged at $5.0 million for the three months ended March 31, 2003 and 2002. Racing expenses increased to $1.9 million for the three months ended March 31, 2003 from $1.0 million for the three months ended March 31, 2002. Food and beverage expenses increased 11.0% to $0.8 million from $0.7 million due primarily to an increase in food and beverage expenses at OED of $0.1 million. The increase in racing expenses and in food and beverage expenses are directly related to the timing of the acquisition of OED as discussed above. Boat operation expenses and other expenses were substantially unchanged at $0.6 million for the three months ended March 31, 2003 and 2002.

         Selling, general and administrative expenses increased to $2.3 million for the three months ended March 31, 2003 from $1.8 million for the three months ended March 31, 2002. This increase was due to (i) an increase in selling, general and administrative expenses at OED of $304,000 which is due to the timing of the acquisition of OED (as discussed above), (ii) an increase in salaries and bonuses at the Diamond Jo of $226,000, (iii) an increase in management salaries at OED of approximately $62,000 and (iv) an increase in professional fees at OED of approximately $54,000.

         Depreciation and amortization expenses increased 16.1% to $0.8 million for the three months ended March 31, 2003 from $0.7 million for the three months ended March 31, 2002. This increase is due to property and equipment additions of approximately $2.0 million over the twelve months ended March 31, 2003, the majority of which was slot machines and computer equipment with relatively short depreciable lives. During the first quarter of 2002, the Company performed a transitional impairment test on goodwill in accordance with SFAS 142 and determined the estimated fair value of the Company exceeded its carrying value as of that date. During the first quarter of 2003, the Company performed its annual impairment test on goodwill in accordance with SFAS 142 and determined that the estimated fair value of the Company exceeded its carrying value as of that date. Based on that review, management determined that there was no impairment of goodwill. Net interest expense increased 88.5% to $5.0 million for the three months ended March 31, 2003 from $2.6 million for the three months ended March 31, 2002. This increase is due to (i) an increase in net interest expense at OED of $2.2 million primarily associated with interest on the OED Notes, the amortization and write-off of deferred financing costs associated with OED's term loan with Foothill Capital Corporation, the PGP Note and the WET2 Note (all of which were repaid in February 2003) and timing of the OED acquisition as discussed above and (ii) interest associated with our loans under our loan and security agreement with Foothill Capital Corporation, $12.0 million of which was drawn down by the Company on February 15, 2002 to consummate the acquisition of OED, resulting in three months of interest during the three months ended March 31, 2003 compared to only one and one-half months of interest during the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING, INVESTING AND FINANCING ACTIVITIES

         Our cash balance decreased $2.2 million during the three month period ended March 31, 2003 to $8.3 million from $10.5 million at December 31, 2001.

         Cash flows used in operating activities of $1.9 million for the three month period ended March 31, 2003 consisted of a net loss of $2.0 million increased by non-cash charges of $1.8 million, principally depreciation and amortization and write-off and amortization of deferred financing costs, and a decrease in working capital of $1.7 million. The change in working capital is primarily due to a net decrease in accrued interest of approximately $1.0 million, a litigation settlement payment of $400,000 related to the HBPA settlement and an increase in prepaid expenses of approximately $0.3 million related to prepaid insurance.

         Cash flows used in investing activities for the three months ending March 31, 2003 was $91.4 million consisting of (i) an increase in restricted cash - racino project and restricted investments of $87.7 million related to the investment of proceeds from the OED Notes into interest bearing cash equivalents and investments whose distribution is restricted as outlined in the Cash Collateral and Disbursement Agreement, (ii) approximately $2.4 million for the purchase of land at St. Landry Parish (the future site of the racino project) and architecture fees associated with the racino project, (iii) approximately $1.2 million in development costs related to the OED acquisition and OED's racing and gaming licenses and (iv) cash outflows of approximately $0.5 million used for capital expenditures (mainly related to the purchase of new slot machines). These cash outflows were offset by cash proceeds from the sale of assets of $0.4 million. We expect our capital expenditures at the Diamond Jo and OED (other than the capital expenditures related to the racino project) to be approximately $1.6 million and $1.1 million (including approximately $1.0 million to renovate and equip the OTB at Port Allen, Louisiana with additional video poker machines), respectively, for the year ended December 31, 2003.

         Cash flows from financing activities for the three months ended March 31, 2003 of $91.1 million reflects the net proceeds from the offering of the OED Notes of $120.7 million. These proceeds were offset by (i) principal payments to extinguish OED's obligations under OED's term loan with Foothill Capital Corporation, the PGP Note and the WET2 Note totaling $20.1 million, (ii) deferred financing costs paid of $9.1 million associated with the OED Notes,
(iii) member distributions of $0.3 million and (iv) aggregate principal payments on borrowings under our loan and security agreement with Foothill Capital Corporation of $0.1 million.

         We believe that cash on hand and cash generated from operations at the Company will be sufficient to satisfy our working capital and capital expenditure requirements, repay borrowings under our loan and security agreement with Foothill Capital Corporation, and satisfy our other current debt service requirements. We also believe that cash on-hand and cash generated from operations at OED will be sufficient to satisfy OED's working capital and debt service requirements. If cash on-hand, restricted cash, restricted investments and cash generated from operations at either the Company or OED are insufficient to meet their respective obligations, we and our subsidiaries may have to refinance our debt or sell some or all of our respective assets to meet our respective obligations. We cannot assure you that we would be able to obtain such financing or sell any or all of such assets on commercially reasonable terms or at all.

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

         We are exposed to interest rate risk due to changes in interest rates with respect to our long-term variable interest rate debt borrowing under our senior credit facility. As of March 31, 2003, we had $11.7 million in borrowings under our loan and security agreement with Foothill Capital Corporation. We have estimated our market risk exposure using sensitivity analysis. We have defined our market risk exposure as the potential loss in future earnings and cash flow with respect to interest rate exposure of our market risk sensitive instruments assuming a hypothetical increase in market rates of interest of one percentage point. Assuming we borrow the maximum amount allowed under our loan and security agreement with Foothill Capital Corporation (currently $12.2 million), if market rates of interest on our variable rate debt increased by one percentage point, the estimated market risk exposure under the senior credit facility would be approximately $0.1 million.

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

                                          FIXED INTEREST
      DESCRIPTION           MATURITY           RATE        COST    FAIR VALUE
-----------------------   ------------    --------------   -----   ----------
12 1/4% Senior
  Secured Notes           July 1, 2006        12 1/4%      $71.0     $72.4*

13% Senior Secured
  Notes with Contingent
  Interest                March 1, 2010           13%     $123.2    $124.4*

* Represents fair value as of May 3, 2003 based on information provided by an independent investment banking firm.


ITEM 4.  CONTROLS AND PROCEDURES

         (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within ninety days of the filing date of this Form 10-Q, have concluded that as of such date the Company's disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

         (b) CHANGES IN INTERNAL CONTROLS. There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Neither the Company nor its subsidiaries are a party to, and none of the property of the Company or its subsidiaries is the subject of, any pending legal proceedings other than litigation arising in the normal course of business. We do not believe that adverse determinations in any or all such other litigation would have a material adverse effect on our financial condition or results of operations.

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

               99.1 Certification of M. Brent Stevens, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 15d-14 of the Securities Exchange Act, as amended.

               99.2 Certification of Natalie A. Schramm, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 15d-14 of the Securities Exchange Act, as amended.

         (b)  REPORTS ON FORM 8-K

              None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dubuque, State of Iowa on May 15, 2003.

                                           PENINSULA GAMING COMPANY

                                           By:  /s/ M. BRENT STEVENS
                                              ----------------------------------
                                                M. Brent Stevens
                                                Chief Executive Officer

                                           By:  /s/ GEORGE T. PAPANIER
                                              ----------------------------------
                                                George T. Papanier
                                                Chief Operating Officer

                                           By:  /s/ NATALIE A. SCHRAMM
                                              ----------------------------------
                                                Natalie A. Schramm
                                                Chief Financial Officer


                                           PENINSULA GAMING CORP.

                                           By:  /s/ M. BRENT STEVENS
                                              ----------------------------------
                                                M. Brent Stevens
                                                President and Treasurer
                                                  (principal Financial officer)