Form 10-Q
period 2003-06-30
PENINSULA GAMING CO LLC; PENINSULA GAMING CORP
filed 2003-08-14
CIK 1095997, 1096051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO_______________

                        Commission File Number: 333-88829

              PENINSULA GAMING COMPANY, LLC/PENINSULA GAMING CORP.
             (Exact name of registrant as specified in its charter)


        DELAWARE                                        42-1483875
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

3RD STREET ICE HARBOR, PO BOX 1750, DUBUQUE, IOWA       52001-1750
  (Address of principal executive offices)              (Zip Code)

                                 (563) 583-7005
              (Registrant's telephone number including area code)


--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes X No ____

         Indicate by check mark whether the registrant is an  accelerated  filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes ___   No X

         All of the common equity interests of Peninsula Gaming Company, LLC (the "Company") are held by Peninsula Gaming Partners, LLC, and all of the common stock of Peninsula Gaming Corp. is held by Peninsula Gaming Company, LLC.

                          PENINSULA GAMING COMPANY, LLC
                               INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

   Peninsula Gaming Company, LLC:
       Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2003
             and December 31, 2002.............................................3
       Condensed Consolidated Statements of Operations (Unaudited) for the
            Three and Six Months Ended June 30, 2003 and 2002..................4
       Condensed Consolidated Statements of Cash Flows (Unaudited) for the
            Six Months Ended June 30, 2003 and 2002............................5
       Notes to Condensed Consolidated Financial Statements (Unaudited)........6

   Item 2 - Management's Discussion and Analysis of Financial Condition
       and Results of Operations..............................................16

   Item 3 - Quantitative and Qualitative Disclosures About Market Risk........24

   Item 4 - Controls and Procedures...........................................24


PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings.................................................25
   Item 2 - Changes in Securities and Use of Proceeds.........................25
   Item 3 - Defaults Upon Senior Securities...................................25
   Item 4 - Submission of Matters to a Vote of Security Holders...............25
   Item 5 - Other Information.................................................25
   Item 6 - Exhibits and Reports on Form 8-K..................................25

Signatures....................................................................27

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          PENINSULA GAMING COMPANY, LLC
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                 JUNE 30                DECEMBER 31,
                                                                              -------------            -------------
..........                                                                         2003                      2002
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                  $ 12,765,758             $ 10,510,205
   Restricted cash - purse settlements                                             300,537                  840,366
   Restricted investments                                                       23,922,971
   Accounts receivable, less allowance for doubtful accounts
     of $57,512 and $45,648, respectively                                        2,415,468                  275,822
   Interest receivable                                                             157,239
   Inventory                                                                       148,243                  138,405
   Prepaid expenses                                                                614,012                  395,056
                                                                              ------------             ------------
            Total current assets                                                40,324,228               12,159,854
                                                                              ------------             ------------

RESTRICTED CASH - RACINO PROJECT                                                53,922,489
                                                                              ------------

PROPERTY AND EQUIPMENT, NET                                                     17,335,737               18,246,857
                                                                              ------------             ------------

PROPERTY AND EQUIPMENT AT ST. LANDRY PARISH                                     24,176,485                7,455,885
                                                                              ------------             ------------

OTHER ASSETS:
   Deferred financing costs, net of amortization
     of $3,258,852 and $3,229,782, respectively                                 13,323,326                4,064,987
   Goodwill and other intangible assets                                         85,333,198               84,413,263
   Deposits                                                                        115,301                  106,938
                                                                              ------------             ------------
            Total other assets                                                  98,771,825               88,585,188
                                                                              ------------             ------------

TOTAL                                                                         $234,530,764             $126,447,784
                                                                              ============             ============

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                           $  3,687,933             $  1,960,200
   Construction payable - St. Landry Parish                                      6,498,119                2,376,494
   Purse settlement payable                                                        911,667                  846,778
   Accrued payroll and payroll taxes                                             1,537,661                1,340,395
   Accrued interest                                                              9,958,256                4,763,919
   Other accrued expenses                                                        3,237,013                3,345,294
   Current maturity - line of credit                                               600,000                  600,000
   Notes payable                                                                                          4,500,000
   Term loan payable                                                                                      8,300,000
   Note payable to parent                                                                                 7,325,000
                                                                              ------------             ------------
            Total current liabilities                                           26,430,649               35,358,080
                                                                              ------------             ------------

LONG-TERM LIABILITIES:
   12 1/4% Senior secured notes, net of discount                                70,552,775               70,493,155
   13% Senior secured notes, net of discount                                   120,808,479
   Line of credit                                                               13,234,301               11,250,000
   Capital lease obligations                                                       475,781                  475,781
   Litigation settlement                                                           800,000                1,200,000
                                                                              ------------             ------------
            Total long-term liabilities                                        205,871,336               83,418,936
                                                                              ------------             ------------
            Total liabilities                                                  232,301,985              118,777,016
                                                                              ============             ============

COMMITMENTS AND CONTINGENCIES

PREFERRED MEMBERS' INTEREST, REDEEMABLE                                          4,000,000                4,000,000

MEMBERS' EQUITY                                                                 (1,771,221)               3,670,768
                                                                              ------------             ------------

TOTAL                                                                         $234,530,764             $126,447,784
                                                                              ============             ============

See notes to condensed consolidated financial statements (unaudited).

                          PENINSULA GAMING COMPANY, LLC
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                     THREE MONTHS         THREE MONTHS        SIX MONTHS        SIX MONTHS
                                                         ENDED                ENDED             ENDED             ENDED
                                                        JUNE 30,             JUNE 30,          JUNE 30,          JUNE 30,
                                                         2003                 2002               2003              2002
                                                    --------------       -------------       ------------      ------------
REVENUES:
   Casino                                           $  13,196,976         $  12,174,849      $ 24,979,954      $ 23,528,643
   Racing                                               3,728,996             3,651,690         6,344,517         4,912,837
   Food and beverage                                    1,177,712             1,154,471         2,026,538         1,894,559
   Other                                                   59,831                31,252            97,246            55,931

   Less promotional allowances                           (710,186)             (645,911)       (1,364,413)       (1,231,874)
                                                    --------------        --------------     -------------     -------------
                  Total net revenues                   17,453,329            16,366,351        32,083,842        29,160,096
                                                    --------------        --------------     -------------     -------------

EXPENSES:
   Casino                                               5,446,088             5,203,614        10,459,803        10,250,293
   Racing                                               2,944,079             2,773,780         4,844,257         3,737,299
   Food and beverage                                    1,101,127             1,092,551         1,917,864         1,828,080
   Boat operations                                        575,000               567,295         1,142,348         1,151,271
   Other                                                   41,189                 7,080            44,363            15,278
   Selling, general and administrative                  2,646,737             2,070,991         4,977,695         3,872,540
   Pre-opening expense                                    190,638                                 204,921
   Depreciation and amortization                          829,624               728,210         1,648,640         1,433,442
                                                    --------------        --------------     -------------     -------------
                  Total expenses                       13,774,482            12,443,521        25,239,891        22,288,203
                                                    --------------        --------------     -------------     -------------

INCOME FROM OPERATIONS                                  3,678,847             3,922,830         6,843,951         6,871,893
                                                    --------------        --------------     -------------     -------------
OTHER INCOME (EXPENSE):
   Interest income                                        212,656                16,105           292,665            31,070

   Interest expense (including  amortization
     and write-off of deferred financing
     costs and bond discount of $712,220
     and $297,831 for the three months ended
     June 30, 2003 and 2002, respectively,
     and $1,596,240 and $555,515 for the
     six months ended June 30, 2003 and 2002,
     respectively)                                     (6,797,433)           (2,889,395)      (11,829,336)       (5,531,624)

   Loss on sale of assets                                 (17,421)                               (104,684)
                                                    --------------        --------------     -------------     -------------
                  Total other expense                  (6,602,198)           (2,873,290)      (11,641,355)       (5,500,554)
                                                    --------------        --------------     -------------     -------------

NET INCOME (LOSS) BEFORE  PREFERRED MEMBER
DISTRIBUTIONS
AND MINORITY INTEREST                                  (2,923,351)            1,049,540        (4,797,404)        1,371,339

LESS PREFERRED MEMBER DISTRIBUTIONS                       (90,000)              (93,263)         (180,544)         (186,525)

LESS MINORITY INTEREST                                                         (161,563)                           (196,144)
                                                    --------------        --------------     -------------     -------------

NET INCOME (LOSS) TO COMMON MEMBERS' INTEREST       $  (3,013,351)        $     794,714      $ (4,977,948)     $    988,670
                                                    ==============        ==============     =============     =============

See notes to condensed consolidated financial statements (unaudited).

                          PENINSULA GAMING COMPANY, LLC
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                 SIX MONTHS            SIX MONTHS
                                                                                   ENDED                 ENDED
                                                                                  JUNE 30,              JUNE 30,
                                                                                   2003                   2002
                                                                                ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                           $ (4,977,948)         $    988,670
    Adjustments to reconcile net income to net cash flows
      from operating activities:
       Depreciation and amortization                                               1,648,640             1,433,442
       Provision for doubtful accounts                                                65,933                67,374
       Amortization and write-off of deferred financing costs and discount
        on notes                                                                   1,596,240               555,515
       Loss on disposal of assets                                                    104,684
       Minority interest share of income                                                                   196,144
    Changes in operating assets and liabilities:
       Restricted cash - purse settlement                                            539,829               937,510
       Receivables                                                                (2,362,819)           (1,044,611)
       Inventory                                                                      (9,838)               (2,513)
       Prepaid expenses and other assets                                            (227,934)             (297,076)
       Accounts payable                                                            1,980,964               817,788
       Accrued expenses                                                            4,529,838             4,304,339
                                                                                -------------         -------------
          Net cash flows from operating activities                                 2,887,589             7,956,582

CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of subsidiary, net of cash acquired                                                 (13,729,862)
       Business acquisition and licensing costs                                   (1,763,486)             (769,141)
       Racino project development costs                                          (12,160,548)             (233,873)
       Restricted cash - racino project                                          (53,922,489)
       Purchase of restricted investments                                        (23,922,971)
       Purchase of property and equipment                                         (1,439,012)             (630,170)
       Proceeds from sale of property and equipment                                  384,406
                                                                                -------------         -------------
          Net cash flows from investing activities                               (92,824,100)          (15,363,046)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Deferred financing costs                                                   (9,939,196)             (937,500)
       Proceeds from senior credit facility                                        2,284,301            12,000,000
       Proceeds from senior secured notes                                        120,736,000
       Principal payments on notes payable                                        (4,500,000)
       Principal payments on senior credit facility                               (8,600,000)
       Principal payments on note payable to parent                               (7,325,000)
       Principal payments on long-term debt to related party                                               (18,379)
       Member distributions                                                         (464,041)             (695,953)
                                                                                -------------         -------------
          Net cash flows from financing activities                                92,192,064            10,348,168
                                                                                -------------         -------------

NET INCREASE IN CASH                                                               2,255,553             2,941,704

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  10,510,205             7,523,652
                                                                                -------------         -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 12,765,758          $ 10,465,356
                                                                                =============         =============


See notes to condensed consolidated financial statements (unaudited).

                          PENINSULA GAMING COMPANY, LLC
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.       ORGANIZATION AND BASIS OF PRESENTATION

Peninsula Gaming Company, LLC (the "Company"), a Delaware limited liability company, owns and operates the Diamond Jo riverboat casino in Dubuque, Iowa, and is a wholly-owned subsidiary of Peninsula Gaming Partners, LLC, a Delaware limited liability company ("PGP"). Unless the context requires otherwise, references to the "Company," "we," "us" or "our" refer to Peninsula Gaming Company, LLC. The Company has two directly wholly-owned subsidiaries, (i) Peninsula Gaming Corp., which has no assets or operations and was formed solely to facilitate the offering of the Company's 12 1/4% Senior Secured Notes due 2006, and (ii) OED Acquisition, LLC, a Delaware limited liability company ("OEDA"), and the parent company of The Old Evangeline Downs, LLC ("OED"), a Louisiana limited liability company that currently owns and operates a horse track in Lafayette, Louisiana. The Old Evangeline Downs Capital Corp. is a wholly-owned subsidiary of OED which has no assets or operations and was formed solely to facilitate the offering by OED of its 13% Senior Secured Notes due 2010 with Contingent Interest (the "OED Notes").

OED's results of operations and cash flows for the six months ended June 30, 2003 and the period February 15, 2002 (date of acquisition) to June 30, 2002 have been consolidated into the Company's consolidated financial statements. During the period February 15, 2002 to June 30, 2002, the Company had substantive control of OED. All intercompany transactions have been eliminated.

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


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING
         PRONOUNCEMENTS

RESTRICTED INVESTMENTS. As of June 30, 2003, OED had $23,922,971 invested in government securities with original maturities of greater than 90 days from the date of initial investment. Proceeds from the sale of these investments at maturity will be used to help pay the first three payments of fixed interest on the OED Notes in accordance with the Cash Collateral and Disbursement Agreement.

RESTRICTED CASH - RACINO PROJECT. "Restricted cash - racino project" represents unused proceeds from the sale of the OED Notes, the use and disbursement of which are restricted to the design, development, construction, equipping and opening of the racino in accordance with the terms of a Cash Collateral and Disbursement Agreement, dated February 25, 2003, among OED, US Bank (as trustee and disbursement agent) and an independent construction consultant (the "Cash Collateral and Disbursement Agreement"). As of June 30, 2003, OED had
$48,632,292 in cash equivalents deposited in a construction disbursement account, $281,218 in cash equivalents deposited in an interest reserve account that will be used toward payment of fixed interest on the OED Notes and $5,008,979 in cash equivalents deposited in a completion reserve account that will be used to fund potential cost overruns and contingency amounts with respect to the design, development, construction, equipping and opening of the racino. The funds deposited in these accounts are invested in securities that are readily convertible to cash.

PROPERTY AND EQUIPMENT AT ST. LANDRY PARISH. Included in Property and Equipment at St. Landry Parish as of June 30, 2003 and December 31, 2002 are land and land acquisition costs associated with the racino project of approximately $6.9 and $5.4 million, respectively, and architecture fees and construction costs associated with the design and development of the racino of approximately $17.3 million and $2.1 million, respectively.

CAPITALIZED INTEREST. The Company capitalizes interest costs associated with debt incurred in connection with the racino project. When debt is not specifically identified as being incurred in connection with the development of the racino project, the Company capitalizes interest on amounts expended on the racino project at the Company's average cost of borrowed money. Capitalization of interest will cease when the project is substantially complete. The amount capitalized as of June 30, 2003 and December 31, 2002 was $0.6 million and $0.1 million, respectively.

BUSINESS ACQUISITION AND LICENSING COSTS. As of June 30, 2003, the Company had recorded approximately $3.8 million on its balance sheet for directly related legal and other incremental costs associated with the acquisition of OED and obtaining the relevant gaming licenses to conduct gaming operations associated with the racino project in Louisiana. These costs are included as a cost of the acquisition and have been evaluated under SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." Intangible assets of $28.4 million acquired as part of the OED acquisition were identified and valued as follows (in millions):


                        Slot Machine and Electronic Video
                          Game Licenses                             $24.6

                        Tradename                                    $2.5

                        Horse Racing Licenses                        $1.3
                                                                    -----
                        Total                                       $28.4

For purposes of the valuations set forth above, each of the identified intangible assets were treated as having indefinite lives and valued separately. The methodology employed by an independent valuation specialist to arrive at such valuations required evaluating the fair market value of the existing horse racing business on a stand-alone basis without taking into account any right to obtain slot machine and electronic video game licenses. Such valuation was based in part upon other transactions in the industry and OED's historical results of operations. A value was also derived for the tradename using market based royalty rates. A significant portion of the purchase price is attributable to the slot machine and electronic video game license rights, which were valued based upon the market value paid by other operators and upon projected cash flows from operations. These valuations and related intangible assets are subject to impairment by, among other things, significant changes in the gaming tax rates in Louisiana, significant new competition which could substantially reduce profitability, non-renewal of OED's racing or gaming licenses due to regulatory matters, changes to OED's tradename or the way OED's tradename is used in connection with its business and regulatory changes that could adversely affect OED's business by, for example, limiting or reducing the number of slot machines or video poker machines that they are permitted to operate.

CONSTRUCTION PAYABLE - ST. LANDRY PARISH. At June 30, 2003 and December 31, 2002, OED had $6.5 million and $2.4 million, respectively, in payables and accruals related to construction and development costs associated with the racino project.

REVENUE RECOGNITION. Included in "Off-track betting" revenue are revenues from video poker devices at the Company's Port Allen OTB. Prior to April 2003, the Company calculated its video poker purse liability expense based on net video poker revenues which, historically, were calculated as gross revenues from video poker gaming taken in, or total amount wagered, net of patron payouts less: (i) franchise fees payable to the Louisiana Office of State Police and (ii) $116 fee per machine per month. Fifty percent of the net video poker revenue as calculated above was payable to the LHBPA to be paid out as purses.

On April 9, 2003, the Louisiana Supreme Court handed down a ruling which defines net video poker revenues similar to the calculation above except that no deduction is allowed for the franchise fee prior to the equal division of the net video poker revenues with the LHBPA. Based on the courts ruling, the Company now calculates its video poker purse liability expense before deducting for franchise fees payable to the Louisiana Office of State Police. In an effort to reduce the impact of the Louisiana Supreme Court ruling on the sharing of video poker revenues with the LHBPA, the Louisiana Legislature passed legislation during the 2003 regular session that reduces the percentage used to determine the amount that licensed establishments must pay to the LHBPA from fifty percent to twenty percent. This reduction becomes effective on August 15, 2003.

USE OF ESTIMATES--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We periodically evaluate our policies and the estimates and assumptions related to these policies. We also periodically evaluate the carrying value of our assets in accordance with generally accepted accounting principles. We operate in a highly regulated industry and are subject to regulations that describe and regulate operating and internal control procedures. The majority of our revenues are in the form of cash, which by its nature, does not require complex estimates. In addition, we made certain estimates surrounding our application of purchase accounting related to the acquisition and the related assignment of costs to goodwill and other intangible assets.

In addition, contingencies are accounted for in accordance with SFAS No. 5, "Accounting for Contingencies." SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal matters requires us to use judgment. Many of these legal contingencies can take years to be resolved. Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases. However, an adverse outcome could have a material impact on our financial condition and operating results.

RECENTLY ISSUED ACCOUNTING STANDARDS - In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 expands the disclosure requirements related to certain guarantees, including product warranties, and requires the Company to recognize a liability for the fair value of all guarantees issued or modified after December 31, 2002. FIN 45 did not impact the Company's financial position or net income.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement affects the accounting for certain obligations that a reporting entity can or must settle by issuing its own equity shares. It is effective for financial instruments entered into or modified after May 31, 2003 and is effective for the Company's previously existing financial instruments in the fourth quarter of 2003. Statement No. 150 did not impact the Company's financial position or net income.

CONSOLIDATIONS--The consolidated financial statements include the financial information of the Company and its wholly-owned direct and indirect subsidiaries Peninsula Gaming Corp., OEDA, OED and The Old Evangeline Downs Capital Corp. All significant intercompany transactions have been eliminated.

RECLASSIFICATIONS--Certain 2002 amounts have been reclassified to conform with 2003 presentation.


3. Property and equipment of the Company and its subsidiaries at June 30, 2003 and December 31, 2002 are summarized as follows:

                                         JUNE 30,              DECEMBER 31,
                                           2003                    2002
                                      --------------         --------------

Land                                  $   1,110,000          $   1,110,000
Buildings and improvements                8,092,467              8,387,134
Riverboats and improvements               8,296,474              8,300,776
Furniture, fixtures and equipment         8,366,103              7,942,095
Computer equipment                        1,043,042                962,700
Vehicles                                    148,615                130,753
Equipment held under capital lease
 obligations                                704,527                704,527
                                      --------------         --------------
Subtotal                                 27,761,228             27,537,985
Accumulated depreciation                (10,425,491)            (9,291,128)
                                      -------------          -------------
Property and equipment, net           $  17,335,737          $  18,246,857
                                      =============          =============

4.    DEBT

The debt of the Company and its subsidiaries consists of the following:

                                                    JUNE 30,       DECEMBER 31,
                                                      2003             2002
                                                  ------------     ------------

12 1/4%  Senior Secured  Notes of the  Company
      due  July 1, 2006,  net of  discount  of
      $447,225  and  $506,845,   respectively,
      secured by  assets of the Diamond Jo.       $ 70,552,775     $ 70,493,155

13% Senior Secured Notes  of  OED due March 1,
      2010  with Contingent  Interest,  net of
      discount  of  $2,391,521,   secured   by
      certain assets of OED.                       120,808,479

Loans under  Loan and  Security  Agreement  of
      the Company  with Wells Fargo  Foothill,
      Inc. (formerly known as Foothill Capital
      Corpora- tion), interest rate at greater
      of LIBOR + 3% or Prime + .75%,  however,
      at no time  shall the  interest  rate be
      lower than 8.5%  (current rate of 8.5%),
      principal   payments   of  $50,000   due
      monthly  beginning  October 2002 through
      February 2005,  maturing March 12, 2005,
      secured by assets of the Diamond Jo.          11,550,000       11,850,000

Loans under Loan and Security Agreement of OED
      with   Wells   Fargo   Foothill,    Inc.
      (formerly  known  as  Foothill   Capital
      Corporation),  interest  rate at Prime +
      2.50% (current rate of 6.5%), secured by
      certain assets of OED.                         2,284,301

Term loan under Loan and Security Agreement of
      OED with Foothill  Capital  Corporation,
      interest at Prime + 3.75%,  however,  at
      no time shall the interest rate be lower
      than  7.5%   (current   rate  of  8.0%),
      maturing  the  earlier  of (a)  June 30,
      2003  or  (b)  the  date  on  which  OED
      consummates  its financing of the racino
      project,  secured by  substantially  all
      the  assets of OED.  This  facility  was
      repaid and  terminated  with proceeds of
      the   offering   of  the  OED  Notes  in
      February 2003                                                   8,300,000

Note payable to PGP, issued by OEDA,  interest
      rate  of  7%  until  January  31,  2003,
      thereafter  8% until  February 28, 2003,
      thereafter   9%  until  June  30,  2003,
      thereafter  the  greater  of  12% or the
      fixed rate on the notes  expected  to be
      issued to finance  the  racino  project,
      maturing on June 30,  2003.  Obligations
      under this note were  repaid in February
      2003 with  proceeds  of the  offering of
      the OED Notes.                                                  7,325,000

                                                    JUNE 30,       DECEMBER 31,
                                                      2003             2002
                                                  ------------     ------------

Note payable to  William E. Trotter, II Family
      LLC (the "WET2 Note"),  interest rate of
      7% until June 30, 2003,  thereafter  the
      greater  of 12% or the fixed rate on the
      notes  expected  to be issued to finance
      the racino project, maturing on June 30,
      2003.  Obligations  under this note were
      repaid in February 2003 with proceeds of
      the offering of the OED Notes.                                  4,500,000
                                                   ------------     -----------

Total debt                                          205,195,555     102,468,155
                                                   ------------     -----------
Less current portion                                   (600,000)    (20,725,000)
                                                   ------------    ------------
Total long term debt                               $204,595,555    $ 81,743,155
                                                   ============    ============


On July 15, 1999, the Company completed a private placement of $71 million aggregate principal amount of 12 1/4% Senior Secured Notes due 2006 (the "Peninsula Notes"). The Peninsula Notes bear interest at a rate of 12 1/4% per year which is payable semi-annually on January 1 and July 1 of each year. The Peninsula Notes are secured by all of our current and future tangible and intangible assets (with the exception of certain excluded assets). OEDA is an unrestricted subsidiary of the Company under the Peninsula Notes pursuant to the indenture governing the Peninsula Notes, and therefore does not provide credit support for such notes. The Peninsula Notes, which mature on July 1, 2006, are redeemable at the Company's option, in whole or in part at any time or from time to time, on and after July 1, 2003 at certain specified redemption prices set forth in the indenture governing the Peninsula Notes. The indenture governing the Peninsula Notes contains a number of restrictive covenants and agreements, including covenants that limit the Company's ability to, among other things: (1) incur more debt; (2) pay dividends, redeem stock or make other distributions;
(3) issue stock of  subsidiaries;  (4) make  investments;  (5) create liens; (6)
enter into transactions with affiliates; (7) merge or consolidate; and (8) transfer or sell assets. The events of default under the indenture include provisions that are typical of senior debt financings. Upon the occurrence and continuance of certain events of default, the trustee or the holders of not less than 25% in aggregate principal amount of outstanding Peninsula Notes may declare all unpaid principal and accrued interest on all of the Peninsula Notes to be immediately due and payable. Upon the occurrence of a change of control (as defined in the indenture), each holder of Peninsula Notes will have the right to require the Company to purchase all or a portion of such holder's Peninsula Notes pursuant to the offer described in the indenture at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.

On February 25, 2003, OED completed the private placement of $123.2 million aggregate principal amount of OED Notes. The OED Notes bear interest at a rate of 13% per year which is payable semi-annually on March 1 and September 1 of each year, beginning September 1, 2003. Contingent interest will accrue on the OED Notes beginning in the first full fiscal year after the casino begins operations. The amount of contingent interest will be equal to 5.0% of OED's cash flow for the applicable period, subject to certain limitations. OED may defer paying a portion of contingent interest under certain circumstances set forth in the indenture governing the OED Notes. The Company does not provide credit support for the OED Notes.

At the end of each six-month period after the casino portion of the racino begins operations, OED is required under the indenture governing the OED Notes to offer to purchase the maximum principal amount of OED Notes that may be purchased, with an amount equal to the sum of (i) 50% of OED's excess cash flow for such period (if any) and (ii) the then available balance in an excess cash flow account, which account at any time shall not exceed $10 million. For 45 days following the expiration of each initial excess cash flow offer to purchase, the holders of the OED Notes have the right to request that OED make an offer to purchase OED Notes with the funds in the excess cash flow account subject to certain limitations, including that OED shall not be required to make more than one offer at any one time.

All such offers to purchase OED Notes shall be made at 101% of the principal amount, plus accrued and unpaid interest.

The OED Notes are secured by all of OED's current and future assets (with the exception of certain excluded assets) including the remaining unused proceeds from the offering of the OED Notes which have been deposited into OED's construction disbursement, interest reserve and completion reserve accounts. The OED Notes, which mature on March 1, 2010, are redeemable at OED's option, in whole or in part at any time or from time to time, on and after March 1, 2007 at certain specified redemption prices set forth in the indenture governing the OED Notes. The indenture governing the OED Notes contains a number of restrictive covenants and agreements, including covenants that limit the ability of OED and its subsidiaries to, among other things: (1) pay dividends, redeem stock or make other distributions or restricted payments; (2) incur indebtedness or issue preferred shares; (3) make certain investments; (4) create liens; (5) agree to payment restrictions affecting the subsidiary guarantors; (6) consolidate or merge; (7) sell or otherwise transfer or dispose of assets, including equity interests of subsidiaries; (8) enter into transactions with affiliates; (9) designate subsidiaries as unrestricted subsidiaries; (10) use proceeds of permitted asset sales and (11) change its line of business. The events of default under the indenture include provisions that are typical of senior debt financings. Upon the occurrence and continuance of certain events of default, the trustee or the holders of not less than 25% in aggregate principal amount of outstanding OED Notes may declare all unpaid principal and accrued interest on all of the OED Notes to be immediately due and payable. Upon the occurrence of a change of control (as defined in the indenture), each holder of OED Notes will have the right to require OED to purchase all or a portion of such holder's OED Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.

The obligations of the Company under its senior secured credit facility with Wells Fargo (formerly Foothill Capital Corporation) (the "PGC Credit Facility") are senior to the Company's obligations under the Peninsula Notes. The PGC Credit Facility contains, among other things, covenants, representations and warranties and events of default customary for loans of this type. The most significant covenants include a minimum EBITDA requirement and the maintenance of certain financial ratios that limit our ability to make distributions and incur debt. At June 30, 2003 and December 31, 2002, the Company was in compliance with all such covenants.

On June 24, 2003, OED entered into a new $15.0 million senior secured credit facility with Wells Fargo Foothill, Inc. (formerly known as Foothill Capital Corporation) as lender (the "OED Credit Facility"). OED's obligations under the OED Credit Facility are secured by a lien on substantially all of its and its subsidiaries' current and future assets, other than the construction disbursement, interest reserve, completion reserve and excess cash flow accounts and certain other excluded assets. Pursuant to the intercreditor agreement described below, the lien on the collateral securing the OED Credit Facility is senior to the lien on such collateral securing the OED Notes and the guarantees.

The OED Credit  Facility  consists of a revolving  credit facility which permits
OED to request advances and letters of credit to finance working capital and other general corporate needs. Under the OED Credit Facility, OED has the ability to borrow up to $3.0 million at any one time outstanding during the period before the date that the casino portion of the racino has been completed and is open for business to the general public and construction costs for the casino have been paid in full or, if such payments are not yet due on such date, that sufficient funds remain in the construction disbursement account to satisfy such payments in full (the "Phase I Completion Date"). For the period after the Phase I Completion Date but before the second anniversary of the Phase I Completion Date (the "Second Anniversary"), the total amount of credit that will be available to OED will be the lesser of $15.0 million and a specified borrowing base (the "Borrowing Base"). For the purposes of the OED Credit Facility, the Borrowing Base is the lesser of 30% of the amount of certain costs incurred by OED in connection with the construction of the racino project and 20% of the amount of the distressed-sale valuation of its and its subsidiaries' operations and assets. After the Second Anniversary, the total amount of credit that will be available to OED will be the greater of (i) the aggregate principal amount of all advances outstanding as of the Second Anniversary and (ii) the lesser of $10.0 million and the Borrowing Base.

All revolving loans incurred under the OED Credit Facility will mature on June 24, 2006. Prior to the maturity date, funds borrowed under the OED Credit Facility may be borrowed, repaid and reborrowed, without premium or penalty. OED's borrowings under the OED Credit Facility will bear interest at a base rate (a Wells Fargo prime rate) plus a margin of 2.50%. The interest rate payable under the OED Credit Facility will increase by 2% per annum during the continuance of an event of default. Under the OED Credit Facility, OED is also required to pay to the lender a letter of credit fee equal to 2% per annum on the daily balance of the undrawn amount of all outstanding letters of credit and to the institution issuing a letter of credit a fronting fee, in each case payable in arrears on a monthly basis.

The OED Credit Facility contains, among other things, covenants, representations and warranties and events of default customary for loans of this type. The most significant covenants include a minimum EBITDA requirement and a maximum capital expenditure requirement. At June 30, 2003 OED was in compliance with all such covenants.

In connection with OED entering into the OED Credit Facility and concurrently with the closing of such credit facility, the trustee under the indenture for the OED Notes (as secured party) has entered into an intercreditor agreement with Wells Fargo Foothill, Inc. (formerly known as Foothill Capital Corporation) as the lender under such credit facility. The intercreditor agreement provides, among other things, that the lien securing the indebtedness under the OED Credit Facility is senior to the lien securing the indebtedness under the OED Notes and the guarantees (except that the construction disbursement, interest reserve, completion reserve and excess cash flow accounts will only be security for the notes and the guarantees).


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

In February 2003, OED entered into two separate purchase agreements to purchase approximately 106 acres of land, which transactions are subject to the satisfaction of certain closing conditions on or prior to December 31, 2003. OED paid deposits aggregating $50,000 in connection with these transactions which are creditable against the purchase price. OED anticipates funding the unpaid portions of the aggregate purchase price in these transactions from a combination of funds available in the construction disbursement account and cash from operations.

Since OED presently does not have a license to operate video gaming devices at its Port Allen OTB facility, in March 2003, OED entered into a participation agreement (the "Participation Agreement") with an unrelated third party to operate video gaming devices. Under the terms of this agreement, such third party is allowed to operate 100 video gaming devices at the Port Allen OTB facility until May 27, 2004, which agreement may be extended by the parties for an additional one year term. Under such agreement, such third party is entitled to receive a percentage of the "net location profit" generated by such video gaming devices. After August 25, 2003, OED has the right to terminate this agreement upon providing fourteen days prior written notice.

The Participation Agreement also requires that OED, immediately upon its receipt of a valid video gaming operators license from the Louisiana Gaming Control Board, assume all of the operator's payment obligations with respect to the purchase of the 100 video gaming devices installed at the Port Allen OTB facility. The assumption of such purchase obligation would require OED to reimburse the operator with respect to payments made under such purchase agreement, including a $64,364 down payment, and to assume any unpaid installments out of the twenty four equal monthly installments of $31,250 required to be paid commencing August 1, 2003.

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

The table below presents information about reported segments for each period presented (in thousands):

                                            NET REVENUES                                   NET REVENUES
                                     THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                    2003                    2002                   2003                  2002
                                ----------              ----------             ----------            ----------

  Diamond Jo (1)                $   13,226              $   12,252             $   25,080            $   23,715
  Evangeline Downs (2)               4,227                   4,114                  7,004                 5,445
                                ----------              ----------             ----------            ----------
  Total                         $   17,453              $   16,366             $   32,084            $   29,160

                                         ADJUSTED EBITDA (3)                          ADJUSTED EBITDA (3)
                                     THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                    2003                   2002                    2003                  2002
                                ----------              ----------             ----------            ----------
  Diamond Jo (1)                $    4,305              $    4,032             $    7,934            $    7,458
  Evangeline Downs (2)                 394                     619                    763                   847
                                ----------              ----------             ----------            ----------
  Total                              4,699                   4,651                  8,697                 8,305


                                       NET INCOME TO COMMON                           NET INCOME TO COMMON
                                         MEMBERS' INTEREST                              MEMBERS' INTEREST
                                     THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                    2003                   2002                   2003                  2002
                                -----------             ----------             ----------            ----------

  Diamond Jo (1)                $      724              $      633             $      693            $      793
  Evangeline Downs (2)              (3,737)                    162                 (5,671)                  196
                                -----------             ----------             -----------           ----------
  Total                         $   (3,013)             $      795             $   (4,978)           $      989

                                                                                         TOTAL ASSETS
                                                                                 JUNE 30,            DECEMBER 31,
                                                                                   2003                 2002
                                                                               ----------           ------------
  Diamond Jo                                                                   $   83,039            $   83,706
  Evangeline Downs                                                                151,492                42,742
                                                                               ----------            ----------
  Total                                                                        $  234,531            $  126,448

__________

(1) Reflects results of operations of the Diamond Jo for the six months ended June 30, 2003 and 2002.

(2) Reflects results of operations of the Evangeline Downs for the six months ended June 30, 2003 and the period February 15, 2002 (date of acquisition) to June 30, 2002.

(3) Adjusted EBITDA is defined as net income to common members' interest, plus racino project pre-opening expenses, depreciation and amortization, net interest expense, loss on disposal of assets, preferred member distributions and minority interest. Management believes that Adjusted EBITDA is useful as a means to evaluate the Company's ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. Furthermore, management uses Adjusted EBITDA to determine the Company's compliance with key financial covenants under its financing agreements, which, among other things, impacts the amount of indebtedness the Company is permitted to incur. In addition, because the Company has historically provided Adjusted EBITDA to investors, it believes that presenting this non-GAAP financial measure provides consistency in its financial reporting. However, Adjusted EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by accounting principles generally accepted in the United States) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by accounting principles generally accepted in the United States) as a measure of liquidity. Given that Adjusted EBITDA is not a measurement determined in accordance with accounting principles generally accepted in the United States and is thus susceptible to varying calculations, Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

         The following table reconciles the Company's Adjusted EBITDA to net income to common members' interest for each period presented (in thousands):

                                                       THREE MONTHS ENDED        THREE MONTHS ENDED
                                                            JUNE 30,                  JUNE 30,
                                                        2003        2002          2003        2002
                                                      -------      -------       -------     -------
         EBITDA                                       $ 4,699      $ 4,651       $ 8,697     $ 8,305
         Less:

             Racino project pre-opening expenses         (190)                      (205)

             Depreciation and amortization               (830)        (728)       (1,649)     (1,433)

             Diamond Jo interest expense, net          (2,723)      (2,750)       (5,454)     (5,319)
             Evangeline Downs interest
               expense, net                            (3,862)        (123)       (6,083)       (182)
             Loss on disposal of assets                   (17)                      (104)

             Preferred member distributions               (90)         (93)         (180)       (186)
             Minority interest                                        (162)                     (196)
                                                      --------     --------      --------    --------
         Net income to common members' interest       $(3,013)     $   795       $(4,978)    $   989


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report. Some statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties, including the risks and uncertainties discussed below, as well as other risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2002. Should these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our future performance and actual results of operations may differ materially from those expected or intended.

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We periodically evaluate our policies and the estimates and assumptions related to such policies. We also periodically evaluate the carrying value of our assets in accordance with generally accepted accounting principles. We and our subsidiaries operate in a highly regulated industry and are subject to regulations that describe and regulate operating and internal control procedures. The majority of our revenues are in the form of cash, which by its nature, does not require complex estimations. In addition, we made certain estimates surrounding our application of purchase accounting related to the acquisition and the related assignment of costs to goodwill and other intangible assets.

         In addition, contingencies are accounted for in accordance with SFAS No. 5, "Accounting for Contingencies." SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal matters requires us to use judgment. Many of these legal contingencies can take years to be resolved. Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases. However, an adverse outcome could have a material impact on our financial condition and operating results.

RESULTS OF OPERATIONS

         The results of operations of the Company discussed below include the combined results of operations of the Diamond Jo casino in Dubuque, Iowa for the three and six months ended June 30, 2003 and 2002 and the results of operations of Evangeline Downs in Lafayette, Louisiana for the three and six months ended June 30, 2003, the three months ended June 30, 2002 and the period February 15, 2002 through June 30, 2002.

STATEMENT OF OPERATIONS DATA

                                           DIAMOND JO                             EVANGELINE DOWNS

                                     THREE MONTHS ENDED JUNE 30,               THREE MONTHS ENDED JUNE 30,
                                   2003                 2002                 2003                  2002
                               -------------       ---------------       -------------        -------------
REVENUES:
 Casino                        $  13,196,976       $  12,174,849
 Racing                                                                  $   3,728,996        $   3,651,690
 Food and beverage                   679,899             691,827               497,813              462,644
 Other                                59,831              31,252
 Less promotional
  allowances                        (710,186)           (645,911)
                               --------------      --------------        --------------       --------------
 Net revenues                     13,226,520          12,252,017             4,226,809            4,114,334
                               --------------      --------------        --------------       --------------
 EXPENSES:
  Casino                           5,446,088           5,203,614
  Racing                                                                     2,944,079            2,773,780
  Food and beverage                  665,174             699,032               435,953              393,519
  Boat operations                    575,000             567,295
  Other                               41,189               7,080
  Selling, general and
   administrative                  2,193,552           1,742,604               453,185              328,387
   Pre-opening expense                                                         190,638
  Depreciation and
   amortization                      750,840             692,069                78,784               36,141
                               --------------      --------------        --------------       --------------
  Total expenses                   9,671,843           8,911,694             4,102,639            3,531,827
                               --------------      --------------        --------------       --------------
  Income from Operations       $   3,554,677       $   3,340,323         $     124,170        $     582,507


                                            DIAMOND JO                               EVANGELINE DOWNS

                                                                          SIX MONTHS        PERIOD FEBRUARY 15
                                    SIX MONTHS ENDED JUNE 30,            ENDED JUNE 30,       15 TO JUNE 30,
                                    2003                2002                2003                  2002
                               -------------       --------------        -------------      ------------------

REVENUES:
 Casino                        $  24,979,954       $  23,528,643
 Racing                                                                  $   6,344,517        $   4,912,837
 Food and beverage                 1,366,735           1,362,402               659,803              532,157
 Other                                97,246              55,931
 Less promotional
  allowances                      (1,364,413)         (1,231,874)
                               --------------      --------------        -------------        --------------




                                            DIAMOND JO                               EVANGELINE DOWNS

                                                                          SIX MONTHS        PERIOD FEBRUARY 15
                                    SIX MONTHS ENDED JUNE 30,            ENDED JUNE 30,       15 TO JUNE 30,
                                    2003                2002                2003                  2002
                               -------------       --------------        -------------      ------------------

 Net revenues                     25,079,522          23,715,102             7,004,320            5,444,994

EXPENSES:
 Casino                           10,459,803          10,250,293
 Racing                                                                      4,844,257            3,737,299
 Food and beverage                 1,320,659           1,353,497               597,205              474,583
 Boat operations                   1,142,348           1,151,271
 Other                                44,363              15,278
 Selling, general and
  administrative                   4,178,070           3,486,886               799,625              385,654
 Pre-opening expense                                                           204,921
 Depreciation and
  amortization                     1,502,745           1,365,155               145,895               68,287
                               --------------      --------------        -------------        --------------
 Total expenses                   18,647,988          17,622,380             6,591,903            4,665,823

 Income from operations        $   6,431,534       $   6,092,722         $     412,417        $     779,171


THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

         Net revenues increased 6.6% to $17.5 million for the three months ended June 30, 2003 from $16.4 million for the three months ended June 30, 2002. The majority of this increase is due to an increase in Diamond Jo's slot revenue of 7.6%, or $0.8 million, for the three months ended June 30, 2003 compared to the three months ended June 30, 2002, primarily due to an increase in coin-in of 5.8% over the same period. This increase in slot volume is largely attributed to
(i) the recent economic development in the Port of Dubuque, where the Diamond Jo is located, which includes our new outdoor entertainment venue featuring nationally recognized musicians weekly throughout the summer, the opening of a new riverwalk and related amenities, the construction of a new riverfront hotel, which includes an indoor water park, and the National Mississippi River Museum and Aquarium and (ii) internal factors such as targeted promotions to capitalize on opportunities related to the Port of Dubuque development noted above as well as our continued focus on targeted players club promotions and maintenance of our slot mix, which includes the addition of 55 nickel slot machines at the Diamond Jo. The remaining increase in net revenues is primarily due to an increase in table games revenue of 13.7%, or $0.2 million, for the three months ended June 30, 2003 compared to the three months ended June 30, 2002, primarily due to a 3.1 percentage point increase in our table game hold percentage over the same period.

         Casino gaming win in the Dubuque market increased 6.3% to $24.1 million for the three months ended June 30, 2003 from $22.7 million for the three months ended June 30, 2002. We believe this increase was primarily due to the Company's ability to capitalize on the recent economic development in the Port of Dubuque, strategic use of targeted players club promotions and a continued focus on maintenance of our slot mix as noted above combined with a continued focus by operators at the Greyhound Park on maintenance of their slot mix during such period. Our share of the Dubuque market casino gaming win increased to 54.8% for the three months ended June 30, 2003 from 53.7% for the three months ended June 30, 2002 which we believe is due to our ability to capitalize on the outside factors noted above. Our casino revenues increased 8.4% to $13.2 million for the three months ended June 30, 2003 from $12.2 million for the three months ended June 30,

2002. This percentage increase is the fourth highest percentage increase in casino revenues for all thirteen casinos in the State of Iowa as reported to the Iowa Racing and Gaming Commission for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. This increase is due to a 7.6% increase in slot revenues and a 13.7% increase in table game revenues as discussed above. Casino revenues were derived 86.9% from slot machines and 13.1% from table games for the three months ended June 30, 2003 compared to 87.5% from slot machines and 12.5% from table games for the three months ended June 30, 2002. The number of gaming positions at the Diamond Jo at June 30, 2003 was 858 compared to 852 at June 30, 2002. This increase is due to the addition of 55 slot machines offset by a decrease in the number of table games positions resulting from the elimination of five blackjack tables, one caribbean stud table and one three-card poker table. Consistent with an increase in casino revenue, our casino win per gaming position per day at the Diamond Jo increased 7.3% to $169.02 for the three months ended June 30, 2003 from $157.57 for the three months ended June 30, 2002. Admissions to the casinos in the Dubuque market increased 2.5% to 518,000 for the three months ended June 30, 2003 from 506,000 for the three months ended June 30, 2002. Our share of the Dubuque market casino admissions remained substantially unchanged at 49.0% for the three months ended June 30, 2003 and 2002. Our admissions at the Diamond Jo for the three months ended June 30, 2003 increased to 253,000 from 248,000 for the three months ended June 30, 2002. For the three months ended June 30, 2003 our casino win per admission at the Diamond Jo increased 6.2% to $52.10 from $49.07 for the three months ended June 30, 2002.

         Racing revenues at OED remained substantially unchanged at $3.7 million for the three months ended June 30, 2003 and 2002. Net food and beverage revenues, other revenues and promotional allowances remained substantially unchanged at $0.5 million for the three months ended June 30, 2003 and 2002.

         Casino operating expenses increased 4.7%, or $0.2 million, to $5.4 million for the three months ended June 30, 2003 from $5.2 million for the three months ended June 30, 2002 due primarily to an increase in gaming taxes of $0.2 million associated with our increased casino revenues. Racing expenses increased 6.1% to $2.9 million for the three months ended June 30, 2003 from $2.8 million for the three months ended June 30, 2002 due primarily to (i) an increase in insurance expense at OED of $63,000, (ii) expenses related to the addition of 100 new video gaming devices at OED's newly renovated OTB in Port Allen, Louisiana of $57,000 and (iii) an increase in utilities at OED of $43,000 due to an increase in local utility rates. Food and beverage expenses remained substantially unchanged at $1.1 million for the three months ended June 30, 2003 and 2002. Boat operation expenses and other expenses were substantially unchanged at $0.6 million for the three months ended June 30, 2003 and 2002.

         Selling, general and administrative expenses increased to $2.6 million for the three months ended June 30, 2003 from $2.1 million for the three months ended June 30, 2002. This increase was due to (i) an increase in performance based bonus expense and management salary expense of $358,000, primarily related to the improved financial performance of the Diamond Jo over the prior year and salary adjustments, (ii) an increase in professional fees at OED of approximately $70,000, (iii) an increase in insurance expense at the Diamond Jo of $61,000 and (iv) an increase in political contributions at OED of approximately $46,000. Pre-opening expenses of $0.2 million for the three months ended June 30, 2003 relate to payroll and other expenses incurred by OED directly related to start-up activities surrounding the racino project.

         Depreciation and amortization expenses increased 13.9% to $0.8 million for the three months ended June 30, 2003 from $0.7 million for the three months ended June 30, 2002. This increase is due to property and equipment additions of approximately $1.7 million over the twelve months ended June 30, 2003, the majority of which were slot machines and computer equipment with relatively short depreciable lives. During the first quarter of 2002, the Company performed a transitional impairment test on goodwill in accordance with SFAS 142 and determined the estimated fair value of the Company exceeded its carrying value as of that date. During the first quarter of 2003, the Company performed its annual impairment test on goodwill in accordance with SFAS 142 and determined that the estimated fair value of the Company exceeded its carrying value as of that date. Based on that review, management determined that there was no impairment of goodwill. Net interest expense increased 129.2% to $6.6 million for the three months ended June 30, 2003 from $2.9 million for the three months ended June 30, 2002. This increase is primarily due to an increase in net interest expense at OED of $3.6 million primarily associated with interest on the OED Notes.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

         Net revenues increased 10.0% to $32.1 million for the six months ended June 30, 2003 from $29.2 million for the six months ended June 30, 2002. The majority of this increase is due to an increase in racing revenues at OED of $1.4 million due primarily to the fact that we did not acquire a 50% interest in OED until February 15, 2002 and, therefore, our results of operations during the six months ended June 30, 2002 only include four and one-half months of OED operations compared to a full six months of operations during the six months ended June 30, 2003, as well as the addition of five live racing days during 2003. The majority of the remaining increase is due to an increase in Diamond Jo's slot revenue of 5.1%, or $1.1 million, for the six months ended June 30, 2003 compared to the six months ended June 30, 2002, primarily due to an increase in coin-in of 4.5% over the same period. This increase in slot volume is largely attributed to (i) the recent economic development in the Port of Dubuque, where the Diamond Jo is located, which includes our new outdoor entertainment venue featuring nationally recognized musicians weekly throughout the summer, the opening of a new riverwalk and related amenities, the construction of a new riverfront hotel, which includes an indoor water park, and the National Mississippi River Museum and Aquarium and (ii) internal factors such as targeted promotions to capitalize on opportunities related to the Port of Dubuque development noted above as well as our continued focus on targeted players club promotions and maintenance of our slot mix, which includes the addition of 55 nickel slot machines at the Diamond Jo. The remaining increase in net revenues is primarily due to an increase in table games revenue of 13.9%, or $0.4 million, for the six months ended June 30, 2003 compared to the six months ended June 30, 2002, primarily due to a 3.4 percentage point increase in our table game hold percentage over the same period.

         Casino gaming win in the Dubuque market increased 5.5% to $45.6 million for the six months ended June 30, 2003 from $43.2 million for the six months ended June 30, 2002. We believe this increase was primarily due to the Company's ability to capitalize on the recent economic development in the Port of Dubuque, strategic use of targeted players club promotions and a continued focus on maintenance of our slot mix as noted above combined with a continued focus by operators at the Greyhound Park on maintenance of their slot mix during such period. Our share of the Dubuque market casino gaming win increased to 54.8% for the six months ended June 30, 2003 from 54.4% for the six months ended June 30, 2002. Our casino revenues increased 6.2% to $25.0 million for the six months ended June 30, 2003 from $23.5 million for the six months ended June 30, 2002. This percentage increase is the third highest percentage increase in casino revenues for all thirteen casinos in the State of Iowa as reported to the Iowa Racing and Gaming Commission for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. This increase is due to a 5.1% increase in slot revenues and a 13.9% increase in table game revenues as discussed above. Casino revenues were derived 87.1% from slot machines and 12.9% from table games for the six months ended June 30, 2003 compared to 87.9% from slot machines and 12.1% from table games for the six months ended June 30, 2002. Consistent with an increase in casino revenue, our casino win per gaming position per day at the Diamond Jo increased 6.6% to $161.40 for the six months ended June 30, 2003 from $151.42 for the six months ended June 30, 2002. Admissions to the casinos in the Dubuque market increased 2.2% to 965,000 for the six months ended June 30, 2003 from 944,000 for the six months ended June 30, 2002. For the six months ended June 30, 2003, our share of the Dubuque market casino admissions decreased to 50.0% from 50.4% for the six months ended June 30, 2002. We believe this decrease is primarily attributable to our targeted use of marketing dollars directed primarily towards more profitable market segments. Our admissions at the Diamond Jo for the six months ended June 30, 2003 increased slightly to 483,000 from 476,000 for the six months ended June 30, 2002. For the six months ended June 30, 2003 our casino win per admission at the Diamond Jo increased 4.7% to $51.74 from $49.44 for the six months ended June 30, 2002.

         Racing revenues at OED for the six months ended June 30, 2003 were $6.3 million compared to $4.9 million for the period February 15, 2002 (date of acquisition) to June 30, 2003. The increase in racing revenues is directly related to the timing of the acquisition of OED as discussed above. Net food and beverage revenues, other revenues and promotional allowances remained substantially unchanged at $0.7 million for the six months ended June 30, 2003 and 2002.

         Casino operating expenses increased 2.0%, or 0.2 million, to $10.5 million for the six months ended June 30, 2003 from $10.3 million for the six months ended June 30, 2002 due primarily to an increase in gaming taxes of $0.4 million associated with our increased casino revenues and an increase in players club promotions of $0.1 million, offset by a decrease in slot lease expense of $0.3 million resulting from replacing leased games with games that we own. Racing expenses increased 29.6% to $4.8 million for the six months ended June 30, 2003 from $3.7 million for the six months ended June 30, 2002 due primarily to (i) timing of the acquisition of OED in 2002 as discussed above (ii) an increase in payroll of $94,000 due primarily to holding an additional five live race days in 2003 compared to 2002, (iii) an increase in insurance expense at OED of $76,000, (iv) an increase in utilities at OED of $65,000 due to an increase in local utility rates and usage and (v) expenses related to the addition of 100 new video gaming devices at OED's newly renovated OTB in Port Allen, Louisiana of $57,000. Food and beverage expenses increased to $1.9 million for the six months ended June 30, 2003 from $1.8 million for the six months ended June 30, 2002 due primarily to the timing of the acquisition of OED as discussed above. Boat operation expenses and other expenses were substantially unchanged at $1.2 million for the six months ended June 30, 2003 and 2002.

         Selling, general and administrative expenses increased to $5.0 million for the six months ended June 30, 2003 from $3.9 million for the six months ended June 30, 2002. This increase was due to (i) an increase in selling, general and administrative expenses at OED of $414,000 which is primarily due to the timing of the acquisition of OED (as discussed above) and an increase in professional fees of $125,000, (ii) an increase in performance based bonus expense and management salary expense of $510,000, primarily related to the improved financial performance of the Diamond Jo over the prior year and salary adjustments, (iii) an increase in insurance expense at the Diamond Jo of $105,000 and (iv) an increase in marketing expenses of approximately $30,000. Pre-opening expenses of $0.2 million for the six months ended June 30, 2003 relate to payroll and other expenses incurred by OED directly related to start-up activities surrounding the racino project.

         Depreciation and amortization expenses increased 15.0% to $1.6 million for the six months ended June 30, 2003 from $1.4 million for the six months ended June 30, 2002. This increase is due to property and equipment additions of approximately $1.7 million over the twelve months ended June 30, 2003, the majority of which were slot machines and computer equipment with relatively short depreciable lives. During the first quarter of 2002, the Company performed a transitional impairment test on goodwill in accordance with SFAS 142 and determined the estimated fair value of the Company exceeded its carrying value as of that date. During the first quarter of 2003, the Company performed its annual impairment test on goodwill in accordance with SFAS 142 and determined that the estimated fair value of the Company exceeded its carrying value as of that date. Based on that review, management determined that there was no impairment of goodwill. Net interest expense increased 109.7% to $11.5 million for the six months ended June 30, 2003 from $5.5 million for the six months ended June 30, 2002. This increase is due to (i) an increase in net interest expense at OED of $5.6 million primarily associated with interest on the OED Notes, the amortization and write-off of deferred financing costs associated with OED's term loan with Wells Fargo Foothill, Inc. (formerly Foothill Capital Corporation), the PGP Note and the WET2 Note (all of which were repaid in February 2003 with the proceeds of the offering of the OED Notes) and timing of the OED acquisition as discussed above and (ii) interest associated with our loans under our loan and security agreement with Wells Fargo Foothill, Inc., $12.0 million of which was drawn down by the Company on February 15, 2002 to consummate the acquisition of OED, resulting in six months of interest during the six months ended June 30, 2003 compared to only four and one-half months of interest during the six months ended June 30, 2002.


LIQUIDITY AND CAPITAL RESOURCES

FINANCING ACTIVITIES

         On June 24, 2003, OED entered into a new $15.0 million senior secured credit facility with Wells Fargo Foothill, Inc. (formerly known as Foothill Capital Corporation) as lender (the "OED Credit Facility"). The OED Credit Facility consists of a revolving credit facility which permits OED to request advances and letters of credit to finance working capital and other general corporate needs. All revolving loans incurred under the OED Credit Facility will mature on June 24, 2006. Prior to the maturity date, funds borrowed under the OED Credit Facility may be borrowed, repaid and reborrowed, without premium or penalty. Borrowings under the OED Credit Facility will bear interest at a base rate (a Wells Fargo prime rate) plus a margin of 2.50%. As of June 30, 2003, we had borrowings in the amount of $2,284,301 outstanding under the OED Credit Facility.

CASH FLOWS FROM OPERATING, INVESTING AND FINANCING ACTIVITIES

         Our cash balance increased $2.3 million during the six month period ended June 30, 2003 to $12.8 million from $10.5 million at December 31, 2002.

         Cash flows from operating activities of $2.9 million for the six month period ended June 30, 2003 consisted of a net loss of $5.0 million increased by non-cash charges of $3.4 million, principally depreciation and amortization, write-off and amortization of deferred financing costs and an increase in working capital of $4.5 million. The change in working capital is primarily due to a net increase in accrued expenses of $4.5 million which is primarily due to accrued interest of approximately $5.2 million, related to the OED Notes offset by a litigation settlement payment of $0.4 million related to the HBPA settlement and approximately a $0.3 million decrease in other accrued expenses. Other changes in working capital include an increase in accounts payable of $1.9 million, primarily due to money room settlements and signal fees payable to other tracks and an increase in restricted cash designated for horse racing purses of $0.5 million, offset by an increase in receivables of $2.4 million due primarily to money room settlements and signal fees due from other tracks.

         Cash flows used in investing activities for the six months ending June 30, 2003 was $92.8 million consisting of (i) an increase in restricted cash - racino project and restricted investments of $77.8 million related to the investment of proceeds from the OED Notes into interest bearing cash equivalents and investments whose distribution is restricted as outlined in the Cash Collateral and Disbursement Agreement, (ii) approximately $12.2 million for construction, architecture fees and other development costs associated with the racino project and the purchase of land at St. Landry Parish (the future site of the racino project), (iii) approximately $1.8 million in development costs related to the OED acquisition and OED's racing and gaming licenses and (iv) cash outflows of approximately $1.4 million used for capital expenditures mainly related to the purchase of new slot machines, the construction of our concert area adjacent to the Diamond Jo which hosts weekly concerts throughout the summer months and the renovation of OED's Port Allen OTB to accommodate the installation of 100 video poker machines. These cash outflows were offset by cash proceeds from the sale of assets of $0.4 million. We expect additional capital expenditures at the Diamond Jo and OED (other than the capital expenditures related to the racino project) to be approximately $0.5 million and $0.1 million, respectively, for the year ended December 31, 2003.

         Cash flows from financing activities for the six months ended June 30, 2003 of $92.2 million reflects the net proceeds from the offering of the OED Notes of $120.7 million and the proceeds from our draw down under the OED Credit Facility of $2.3 million. These proceeds were offset by (i) principal payments to extinguish OED's obligations under OED's term loan with Wells Fargo Foothill, Inc. (formerly Foothill Capital Corporation), the PGP Note and the WET2 Note totaling $20.1 million, (ii) deferred financing costs paid of $9.9 million associated with the OED Notes and the OED Credit Facility, (iii) member distributions of $0.5 million and (iv) aggregate principal payments on borrowings under the PGC Credit Facility of $0.3 million. As of June 30, 2003, the Company has $11.6 million outstanding under the PGC Credit Facility and OED had $2.3 million outstanding under the OED Credit Facility.

         We believe that cash and cash equivalents on-hand and cash generated from operations at the Company will be sufficient to satisfy our working capital and capital expenditure requirements, repay borrowings under the PGC Credit Facility, and satisfy our other current debt service requirements. If cash and cash equivalents on-hand and cash generated from operations at the Company are insufficient to meet our obligations, we may have to refinance our debt or sell some or all of our assets (within the restrictions contained in the indenture governing the Peninsula Notes) to meet our obligations. In addition, we believe that OED's cash and cash equivalents on-hand (which includes the remaining net proceeds from the offering of the OED Notes), available borrowings under the OED Credit Facility, anticipated furniture, fixtures and equipment financing of up to $16.0 million and cash generated from operations at OED will be sufficient to satisfy OED's working capital and current debt service requirements. If OED is unable to obtain such furniture, fixtures and equipment financing on commercially reasonable terms or at all or if cash and cash equivalents on-hand (including the remaining net proceeds from the offering of the OED Notes), available borrowings under the OED Credit Facility and cash generated from operations at OED are insufficient to meet its obligations, OED may have to refinance its debt or sell some or all of its assets (within the restrictions contained in the indenture governing the OED Notes)to meet its obligations.

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

         We are exposed to interest rate risk due to changes in interest rates with respect to our long-term variable interest rate debt borrowing under our and OED's senior credit facilities. As of June 30, 2003, the Company and OED had $11.6 million and $2.3 million, respectively, in borrowings under loan and security agreements with Wells Fargo Foothill, Inc. (formerly Foothill Capital Corporation). We have estimated our market risk exposure using sensitivity analysis. We have defined our market risk exposure as the potential loss in future earnings and cash flow with respect to interest rate exposure of our market risk sensitive instruments assuming a hypothetical increase in market rates of interest of one percentage point. Assuming the Company and OED borrow the maximum amount allowed under our loan and security agreements with Wells Fargo Foothill, Inc. (currently $12.1 million and $3.0 million, respectively), if market rates of interest on our variable rate debt increased by one percentage point, the estimated consolidated market risk exposure under the senior credit facilities would be approximately $0.2 million.

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
                                            FIXED INTEREST
  DESCRIPTION                  MATURITY           RATE       COST     FAIR VALUE
----------------------      --------------  --------------   ----     ----------
12 1/4% SeniOR
  Secured Notes of the
  Company                     July 1, 2006       12 1/4%      $71.0      $73.8*

13% Senior Secured
  Notes with Contingent
  Interest of OED             March 1, 2010      13%         $123.2     $124.4*

* Represents fair value as of August 6, 2003 based on information provided by an independent investment banking firm.


ITEM 4.  CONTROLS AND PROCEDURES

         Evaluation of disclosure controls and procedures. Each of the Company's Chief Executive Officer and Chief Financial Officer, after participating with the Company's management in an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) has concluded that, as of June 30, 2003, the Company's disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

               3.1A Certificate of Formation of Peninsula Gaming Company, LLC (incorporated by reference from Exhibit 3.1A to the Company's Form 10-K for the year ended December 31, 2000, file number 333-88829).

               3.1B Amendment to Certificate of Formation of Peninsula Gaming Company, LLC (incorporated by reference from Exhibit 3.1B to the Company's Form 10-K for the year ended December 31, 2000, file number 333-88829).

               3.2     Operating  Agreement of  Peninsula  Gaming  Company,  LLC
                       (incorporated by reference from Exhibit 3.2 to the Company's Form 10-K for the year ended December 31, 2000, file number 333-88829).

               3.3     Articles  of   Incorporation  of  Peninsula  Gaming  Corp
                       (incorporated by reference from Exhibit 3.3 to the Company's Form 10-K for the year ended December 31, 2000, file number 333-88829).

               3.4     Bylaws  of  Peninsula   Gaming  Corp   (incorporated   by
                       reference from Exhibit 3.4 to the Company's Form 10-K for the year ended December 31, 2000, file number 333-88829).

               31.1    Certification  of  M.  Brent  Stevens,   Chief  Executive
                       Officer, pursuant to Section 302 of 31.1 the Sarbanes-Oxley Act of 2002 and Rule 15d-14 of the Securities Exchange Act, as amended.

               31.2 Certification of Natalie A. Schramm, Chief Financial Officer, pursuant to Section 302 of 31.2 the Sarbanes-Oxley Act of 2002 and Rule 15d-14 of the Securities Exchange Act, as amended.

         (b)  REPORTS ON FORM 8-K

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dubuque, State of Iowa on August 14, 2003.

                                     PENINSULA GAMING COMPANY

                                     By:  /S/ M. BRENT STEVENS
                                        ------------------------
                                        M. Brent Stevens
                                        Chief Executive Officer
                                        (principal executive officer)

                                     By:  /S/ GEORGE T. PAPANIER
                                        -------------------------
                                        George T. Papanier
                                        Chief Operating Officer

                                     By:  /S/ NATALIE A. SCHRAMM
                                        ------------------------
                                        Natalie A. Schramm
                                        Chief Financial Officer
                                        (principal financial officer)


                                     PENINSULA GAMING CORP.

                                     By:  /S/ M. BRENT STEVENS
                                        --------------------------
                                        M. Brent Stevens
                                        President and Treasurer
                                        (principal executive officer and
                                        principal financial officer)