Form 10-Q
period 2003-09-30
PENINSULA GAMING CO LLC; PENINSULA GAMING CORP
filed 2003-11-14
CIK 1095997, 1096051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934
For the quarterly period ended September 30, 2003.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from ______________________________ to _______________

                        Commission File Number: 333-88829

              PENINSULA GAMING COMPANY, LLC/PENINSULA GAMING CORP.
             (Exact name of registrant as specified in its charter)


               Delaware                                          42-1483875
(State or other jurisdiction of incorporation                (I.R.S. Employer
            or organization)                                 Identification No.)

3rd Street Ice Harbor, PO Box 1750, Dubuque, Iowa                52001-1750
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

         Indicate by check mark whether the registrant is an  accelerated  filer
(as defined in Rule 12b-2 of the Exchange Act).    Yes [ ] No [X]

         All of the common equity interests of Peninsula Gaming Company, LLC (the "Company") are held by Peninsula Gaming Partners, LLC, and all of the common stock of Peninsula Gaming Corp. is held by Peninsula Gaming Company, LLC.


                          PENINSULA GAMING COMPANY, LLC
                               INDEX TO FORM 10-Q

Part I - Financial Information

     Item 1 - Financial Statements

     Peninsula Gaming Company, LLC:
         Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2003 and
              December 31, 2002............................................................................3
         Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine
              Months Ended September 30, 2003 and 2002.....................................................4
         Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine
              Months Ended September 30, 2003 and 2002.....................................................5
         Notes to Condensed Consolidated Financial Statements (Unaudited)..................................6

     Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................................................18

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk..................................28

     Item 4 - Controls and Procedures.....................................................................28


Part II - Other Information

     Item 1 - Legal Proceedings...........................................................................29
     Item 2 - Changes in Securities and Use of Proceeds...................................................29
     Item 3 - Defaults Upon Senior Securities.............................................................29
     Item 4 - Submission of Matters to a Vote of Security Holders.........................................29
     Item 5 - Other Information...........................................................................29
     Item 6 - Exhibits and Reports on Form 8-K............................................................29

Signatures................................................................................................31

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          PENINSULA GAMING COMPANY, LLC
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                              SEPTEMBER 30,             DECEMBER 31,
                                                                                  2003                       2002
                                                                              -------------             ------------

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                  $ 11,373,609             $ 10,510,205
   Restricted cash - purse settlements                                              58,920                  840,366
   Restricted investments                                                       15,778,883
   Accounts receivable, less allowance for doubtful accounts
     of $66,951 and $45,648, respectively                                        1,966,125                  275,822
   Interest receivable                                                             154,803
   Inventory                                                                       136,515                  138,405
   Prepaid expenses                                                                550,227                  395,056
                                                                              ------------             ------------
            Total current assets                                                30,019,082               12,159,854
                                                                              ------------             ------------
RESTRICTED CASH - RACINO PROJECT                                                44,750,403
                                                                              ------------             ------------

PROPERTY AND EQUIPMENT, NET                                                     16,783,878               18,246,857
                                                                              ------------             ------------

PROPERTY AND EQUIPMENT IN ST. LANDRY PARISH                                     40,896,080                7,455,885
                                                                              ------------             ------------
OTHER ASSETS:
   Deferred financing costs, net of amortization
     of $4,578,058 and $3,229,782, respectively                                 13,295,054                4,064,987
   Goodwill and other intangible assets                                         85,327,513               84,413,263
   Deposits and other assets                                                       731,214                  106,938
                                                                              ------------             ------------
            Total other assets                                                  99,353,781               88,585,188
                                                                              ------------             ------------
TOTAL                                                                         $231,803,224             $126,447,784
                                                                              ============             ============

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                           $  3,211,678             $  1,960,200
   Construction payable - St. Landry Parish                                     12,882,728                2,376,494
   Purse settlement payable                                                        371,451                  846,778
   Accrued payroll and payroll taxes                                             1,857,189                1,340,395
   Accrued interest                                                              3,617,349                4,763,919
   Other accrued expenses                                                        3,758,674                3,345,294
   Current maturity - line of credit                                               600,000                  600,000
   Notes payable                                                                                          4,500,000
   Term loan payable                                                                                      8,300,000
   Note payable to parent                                                                                 7,325,000
                                                                              ------------             ------------
            Total current liabilities                                           26,299,069               35,358,080
                                                                              ------------             ------------

LONG-TERM LIABILITIES:
   12 1/4% Senior secured notes, net of discount                                70,584,005               70,493,155
   13% Senior secured notes, net of discount                                   120,864,997
   Line of credit                                                               13,404,301               11,250,000
   Capital lease obligations                                                       475,781                  475,781
   Litigation settlement                                                           800,000                1,200,000
                                                                              ------------             ------------
            Total long-term liabilities                                        206,129,084               83,418,936
                                                                              ------------             ------------
            Total liabilities                                                  232,428,153              118,777,016

COMMITMENTS AND CONTINGENCIES

PREFERRED MEMBERS' INTEREST, REDEEMABLE                                          4,000,000                4,000,000

MEMBERS' EQUITY                                                                 (4,624,929)               3,670,768
                                                                              ------------             ------------

TOTAL                                                                         $231,803,224             $126,447,784
                                                                              ============             ============

See notes to condensed consolidated financial statements (unaudited).


                          PENINSULA GAMING COMPANY, LLC
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                   THREE MONTHS         THREE MONTHS         NINE MONTHS           NINE MONTHS
                                                       ENDED                ENDED                ENDED                 ENDED
                                                   SEPTEMBER 30,        SEPTEMBER 30,        SEPTEMBER 30,         SEPTEMBER 30,
                                                       2003                 2002                 2003                  2002
                                                -------------------   -----------------    -----------------    -----------------
REVENUES:
   Casino                                           $  15,220,028       $  12,762,874        $ 40,199,982         $ 36,291,517

   Racing                                               3,286,851           3,191,913           9,631,368            8,104,750
   Food and beverage                                    1,298,143           1,155,560           3,324,681            3,050,119
   Other                                                  235,585              34,513             332,742               90,444
   Less promotional allowances                           (875,776)           (707,514)         (2,240,189)          (1,939,388)
                                                -------------------   -----------------    -----------------    -----------------
                  Total net revenues                   19,164,831          16,437,346          51,248,584           45,597,442
                                                -------------------   -----------------    -----------------    -----------------

EXPENSES:
   Casino                                               5,626,589           5,065,022          16,086,392           15,315,316
   Racing                                               2,880,293           2,522,535           7,723,388            6,209,034
   Food and beverage                                    1,108,810           1,077,442           3,027,837            2,956,323
   Boat operations                                        591,622             588,865           1,733,970            1,740,137
   Other                                                  291,113               7,521             335,476               22,799
   Selling, general and administrative                  2,989,165           2,081,157           7,966,744            5,953,694
   Pre-opening expense                                    512,445                                 717,366
   Referendum                                                                 136,681                                  136,681
   Depreciation and amortization                          685,667             756,990           2,334,307            2,190,432
                                                -------------------   -----------------    -----------------    -----------------
                  Total expenses                       14,685,704          12,236,213          39,925,480           34,524,416
                                                -------------------   -----------------    -----------------    -----------------


INCOME FROM OPERATIONS                                  4,479,127           4,201,133          11,323,104           11,073,026
                                                -------------------   -----------------    -----------------    -----------------

OTHER INCOME (EXPENSE):
   Interest income                                        121,136               6,706             413,802               37,776
   Interest expense (including amortization
     and write-off of deferred financing
     costs and bond discount of $762,763 and
     $372,564 for the three months ended
     September 30, 2003 and  2002,
     respectively, and $2,359,003 and
     $928,079 for the nine months ended
     September 30, 2003 and 2002,
     respectively)                                     (6,680,186)           (3,049,134)       (18,509,523)         (8,580,758)
   Gain (loss) on sale of assets                              135                                 (104,549)
                                                -------------------   -----------------    -----------------    -----------------
                  Total other expense                  (6,558,915)           (3,042,428)       (18,200,270)         (8,542,982)
                                                -------------------   -----------------    -----------------    -----------------


NET INCOME (LOSS) BEFORE
PREFERRED MEMBER DISTRIBUTIONS
AND MINORITY INTEREST                                  (2,079,788)            1,158,705         (6,877,166)          2,530,044


LESS PREFERRED MEMBER DISTRIBUTIONS                       (90,000)              (93,263)          (270,544)           (279,788)

LESS MINORITY INTEREST                                                          (96,744)                              (292,888)
                                                -------------------   -----------------    -----------------    -----------------
NET INCOME (LOSS) TO COMMON MEMBERS' INTEREST    $     (2,169,788)      $       968,698      $  (7,147,710)        $ 1,957,368
                                                ===================   =================    =================    =================


See notes to condensed consolidated financial statements (unaudited).


                          PENINSULA GAMING COMPANY, LLC
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                 NINE MONTHS           NINE MONTHS
                                                                                    ENDED                 ENDED
                                                                                SEPTEMBER 30,         SEPTEMBER 30,
                                                                                    2003                   2002
                                                                               ---------------       ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                          $  (7,147,710)         $  1,957,368
    Adjustments to reconcile net income to net cash flows
      from operating activities:
        Depreciation and amortization                                              2,334,307             2,190,432
        Provision for doubtful accounts                                              109,838               98,332
        Amortization and write-off of deferred financing costs and discount
          on notes                                                                 2,359,003               928,079
        Loss on disposal of assets                                                   104,549
        Minority interest share of income                                                                  292,888

    Changes in operating assets and liabilities:

       Restricted cash - purse settlement                                            781,446             1,477,001

       Receivables                                                                (1,954,945)             (575,648)

       Inventory                                                                       1,888                15,227
       Prepaid expenses and other assets                                            (780,062)              (58,191)
       Accounts payable                                                            1,062,752              (436,480)
       Accrued expenses                                                           (1,611,676)            2,567,598
                                                                               ---------------       ---------------
          Net cash flows from operating activities                                (4,740,610)            8,456,606

CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of subsidiary, net of cash acquired                                                 (29,275,862)
       Business acquisition and licensing costs                                   (1,781,746)           (1,045,887)
       Racino project development costs                                          (21,011,905)           (4,750,352)
       Restricted cash - racino project                                          (44,750,403)
       Purchase of restricted investments                                        (23,922,971)
          Sale of restricted investments                                           8,144,088

       Purchase of property and equipment                                         (1,690,807)           (1,005,919)

       Proceeds from sale of property and equipment                                  387,906
                                                                               ---------------       ---------------
          Net cash flows from investing activities                               (84,625,838)          (36,078,020)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Deferred financing costs                                                  (11,387,462)           (1,702,500)
       Proceeds from senior credit facility                                        2,604,301            12,000,000
       Proceeds from senior secured notes                                        120,736,000
       Principal payments on notes payable                                        (4,500,000)            4,500,000
       Principal payments on senior credit facility                               (8,750,000)            8,450,000
       Principal payments on note payable to parent                               (7,325,000)            7,325,000
       Principal payments on long-term debt to related party                                               (18,379)
       Member distributions                                                       (1,147,987)           (1,001,743)
                                                                               ---------------       ---------------
          Net cash flows from financing activities                                90,229,852            29,552,378
                                                                               ---------------       ---------------

NET INCREASE IN CASH                                                                 863,404             1,930,964

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  10,510,205             7,523,652
                                                                               ---------------       ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $  11,373,609         $   9,454,616
                                                                               ===============       ===============


SUPPLEMENTAL DISCLOSURES OF NON-CASH
  ACTIVITIES:

     Exchange of Private OED Notes for Registered OED Notes                    $ 123,200,000



See notes to condensed consolidated financial statements (unaudited).

                          PENINSULA GAMING COMPANY, LLC
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.       ORGANIZATION AND BASIS OF PRESENTATION

Peninsula Gaming Company, LLC (the "Company"), a Delaware limited liability company, owns and operates the Diamond Jo riverboat casino in Dubuque, Iowa, and is a wholly-owned subsidiary of Peninsula Gaming Partners, LLC, a Delaware limited liability company ("PGP"). Unless the context requires otherwise, references to the "Company," "we," "us" or "our" refer to Peninsula Gaming Company, LLC. The Company has two directly wholly-owned subsidiaries, (i) Peninsula Gaming Corp., which has no assets or operations and was formed solely to facilitate the offering of the Company's 12 1/4% Senior Secured Notes due 2006 (the "Peninsula Notes"), and (ii) OED Acquisition, LLC, a Delaware limited liability company ("OEDA"), and the parent company of The Old Evangeline Downs, LLC ("OED"), a Louisiana limited liability company that currently owns and operates a horse track in Lafayette, Louisiana and is constructing a new casino and racetrack facility in St. Landry Parish, Louisiana (the "racino project"). The Old Evangeline Downs Capital Corp. is a wholly-owned subsidiary of OED which has no assets or operations and was formed solely to facilitate the offering by OED of its 13% Senior Secured Notes due 2010 with Contingent Interest (the "OED Notes").

OED's results of operations and cash flows for the nine months ended September 30, 2003 and the period February 15, 2002 (date of acquisition) to September 30, 2002 have been consolidated into the Company's consolidated financial statements. During the period February 15, 2002 to August 30, 2002, the Company had substantive control of OED. On August 31, 2002, OED became an indirect wholly-owned subsidiary of the Company. All intercompany transactions have been eliminated.

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

RACINO DEVELOPMENT

In order to provide funding for the racino project and to repay certain then existing indebtedness, on February 25, 2003, OED completed a private placement of $123.2 million of its 13% Senior Secured Notes due 2010 with Contingent Interest (the "Private OED Notes"). On September 10, 2003, OED exchanged the Private OED Notes for notes registered with the Securities and Exchange Commission otherwise identical in all respects to the Private OED Notes (the "Registered OED Notes", and together with the Private OED Notes, the "OED Notes").

OED has purchased all of the land necessary to develop the racino project, and the total cost to design, develop, construct, equip and open the racino (net of costs incurred prior to the issue date of the OED Notes) is expected to be approximately $93.1 million (which includes costs of approximately $3.0 million to widen evacuation routes within the designated gaming space of the casino as permitted by recent statutory authority). The construction and development of the racino project is expected to be completed in two phases. The first phase involves the construction of the casino and related casino amenities, at a total cost of $73.4 million (net of costs incurred prior to the issue date of the Private OED Notes) and the second phase involves the construction of the horse racetrack and related facilities for a total cost of $19.7 million. OED anticipates completing the first phase of the racino project and commencing operations at the casino portion of the racino by the end of 2003 and has already commenced construction of a portion of the related facilities comprising the second phase of the racino project. OED expects to begin scheduling live racing meets at the racino in December 2004, at which time it expects to cease operations at its existing horse racetrack.

The source of funds to complete construction and development of the racino will be (i) a portion of the proceeds from the offering of the OED Notes, (ii) available borrowings under OED's $15.0 million senior secured credit facility,
(iii) available borrowings under OED's $16.0 million furniture, fixtures and equipment financing facility and (iv) cash flows from existing racetrack operations and future cash flows from future racino operations. See Note 5 for further information about the OED Notes, the senior credit facility and the furniture, fixtures and equipment financing facility.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING
      PRONOUNCEMENTS

RESTRICTED INVESTMENTS. As of September 30, 2003, OED had approximately $15.8 million invested in government securities with original maturities of greater than 90 days from the date of initial investment. Proceeds from the sale of these investments at maturity will be used to help pay payments of fixed interest on the OED Notes due March 1, 2004 and September 1, 2004 in accordance with the terms of the Cash Collateral and Disbursement Agreement, dated February 25, 2003, among OED, US Bank (as trustee and disbursement agent) and an independent construction consultant (the "Cash Collateral and Disbursement Agreement").

RESTRICTED CASH - RACINO PROJECT. "Restricted cash - racino project" represents unused proceeds from the sale of the OED Notes, the use and disbursement of which are restricted to the design, development, construction, equipping and opening of the racino in accordance with the Cash Collateral and Disbursement Agreement. As of September 30, 2003, OED had $39.5 million in cash equivalents deposited in a construction disbursement account, $0.2 million in cash equivalents deposited in an interest reserve account that will be used toward payment of fixed interest on the OED Notes and $5.0 million in cash equivalents deposited in a completion reserve account that will be used to fund potential cost overruns and contingency amounts with respect to the design, development, construction, equipping and opening of the racino. The funds deposited in these accounts are invested in securities that are readily convertible to cash.

CAPITALIZED INTEREST. The Company capitalizes interest costs associated with debt incurred in connection with the racino project. When debt is not specifically identified as being incurred in connection with the development of the racino project, the Company capitalizes interest on amounts expended on the racino project at the Company's average cost of borrowed money. Capitalization of interest will cease when the project is substantially complete. The amount capitalized as of September 30, 2003 and December 31, 2002 was $1.3 million and $0.1 million, respectively.

BUSINESS ACQUISITION AND LICENSING COSTS. As of September 30, 2003, the Company had recorded approximately $3.8 million on its balance sheet for directly related legal and other incremental costs associated with the acquisition of OED and obtaining the relevant gaming licenses to conduct gaming operations associated with the racino project in Louisiana. These costs are included as a cost of the acquisition and have been evaluated under SFAS No. 141 "Business
Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." Intangible assets of $28.4 million acquired as part of the OED acquisition were identified and valued as follows (in millions):

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


CONSTRUCTION PAYABLE - ST. LANDRY PARISH. At September 30, 2003 and December 31, 2002, OED had $12.9 million and $2.4 million, respectively, in payables and accruals related to construction and development costs associated with the racino project.

REVENUE RECOGNITION. Included in "Off-track betting" revenue are revenues from video poker devices at OED's off-track betting parlor (an "OTB") in Port Allen, Louisiana. OED is subject to an ongoing requirement to pay a certain percentage of its net device revenues to supplement purses for horsemen, such as the Louisiana Horsemen's Benevolent and Protective Association 1993, Inc. ("LHBPA"). Prior to April 2003, this amount was calculated as (a) 50% of an amount equal to net device revenue minus franchise fees, less (b) a credit of $116 per machine per month. However, in a decision rendered on April 9, 2003, the Louisiana Supreme Court ruled that only the $116 credit per machine per month could be deducted from the net device revenues in determining the amount owed to the LHBPA.

In an effort to reduce the impact of the Louisiana Supreme Court ruling, the Louisiana Legislature passed legislation during the 2003 Regular Session that effectively reduces the amounts that licensed establishments such as OED must pay to supplement purses for horsemen, such as the LHBPA. Pursuant to such legislation, which went into effect on August 15, 2003, such payments are now in an amount equal to 20% of net device revenue without any deductions or credits.

SELLING, GENERAL AND ADMINISTRATIVE - In October 2002, the Company entered into a charitable giving agreement with an Iowa non-for-profit organization in which the Company has agreed, subject to certain contingencies, to give such organization a total contribution of $450,000. The agreement calls for a payment of $50,000 upon the signing of the agreement and $50,000 on March 1 of each of the next seven years beginning on March 1, 2003. The first two payments were made by the Company in October 2002 and March 2003, respectively. As all significant contingencies surrounding the agreement were met during the third quarter, the Company expensed the remaining unpaid contribution of $350,000 during the three months ended September 30, 2003. Such expense is included in "Selling, general and administrative" expenses in the Condensed Consolidated Statement of Operations.

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

3.   PROPERTY AND EQUIPMENT, NET

     Property and equipment of the Company and its subsidiaries used in existing operations at September 30, 2003 and December 31, 2002 are summarized as follows:

                                                            SEPTEMBER 30,          DECEMBER 31,
                                                                2003                  2002
                                                           ---------------        --------------

Land                                                       $   1,110,000          $   1,110,000
Buildings and improvements                                     8,111,597              8,387,134
Riverboats and improvements                                    8,303,242              8,300,776
Furniture, fixtures and equipment                              8,455,343              7,942,095
Computer equipment                                             1,054,067                962,700
Vehicles                                                         148,615                130,753
Equipment held under capital lease obligations                   704,527                704,527
                                                          ---------------        ---------------
Subtotal                                                      27,887,391             27,537,985
Accumulated depreciation                                     (11,103,513)            (9,291,128)
                                                          ---------------        ---------------
Property and equipment, net                                $  16,783,878          $  18,246,857
                                                          ===============        ===============


4.   PROPERTY AND EQUIPMENT IN ST. LANDRY PARISH

Property and equipment in St. Landry Parish related to the development of the racino project at September 30, 2003 and December 31, 2002 are summarized as follows:

                                                            SEPTEMBER 30,          DECEMBER 31,
                                                                2003                   2002
                                                          ---------------        ---------------

Land and land improvements                                 $   7,310,565          $   5,319,633
Building                                                      33,213,739              2,136,252
Furniture, fixtures and equipment                                371,776
                                                          ---------------        ---------------
Property and equipment at St. Landry Parish                $  40,896,080          $   7,455,885
                                                          ===============        ===============


5.   DEBT

The outstanding debt of the Company and its subsidiaries consists of the following:

                                                                                  SEPTEMBER 30,          DECEMBER 31,
                                                                                      2003                  2002
                                                                                ---------------        ---------------

12 1/4% Senior Secured Notes of the Company due July 1, 2006,
   net of discount of $415,995 and $506,845, respectively,
   secured by certain assets of the Company.                                    $  70,584,005          $  70,493,155

13% Senior Secured Notes of OED due March 1, 2010 with
   Contingent Interest, net of discount of $2,335,003, secured by
   certain assets of OED.                                                         120,864,997

Loan and Security Agreement of the Company with Wells Fargo
   Foothill, Inc., interest rate at greater of LIBOR + 3% or
   Prime + .75%,  however,  at no time shall the interest
   rate be lower than 8.5% (current  rate of 8.5%),
   principal payments of $50,000 due monthly beginning
   October 2002 through February 2005, maturing March 12, 2005,
   secured by certain assets of the Company.                                       11,400,000             11,850,000



$15.0 million Loan and Security Agreement of OED with
   Wells Fargo Foothill, Inc., interest rate at Prime + 2.50%
   (current rate of 6.5%), secured by certain assets of OED.                        2,604,301

$16.0 million Loan and Security Agreement of OED with
   Wells Fargo Foothill, Inc., interest rate at Prime + 2.50%
   (current rate of 6.5%), secured by certain assets of OED.                                0

Term loan under Loan and Security Agreement of OED with
   Foothill Capital Corporation.  This facility was repaid and terminated with proceeds of the offering of the OED Notes
   in February 2003.                                                                                       8,300,000

Note payable to PGP, issued by OEDA.  Obligations under this note were repaid in February 2003 with proceeds of the offering
   of the OED Notes.                                                                                       7,325,000

Note payable to William E. Trotter, II Family LLC.  Obligations under this note were repaid in February 2003 with proceeds
   of the offering of the OED Notes.                                                                       4,500,000
                                                                                ---------------        ---------------

Total debt                                                                        205,453,303            102,468,155
                                                                                ---------------        ---------------

Less current portion                                                                 (600,000)           (20,725,000)
                                                                                ---------------        ---------------

Total long term debt                                                            $ 204,853,303          $  81,743,155
                                                                                ===============        ===============


On July 15, 1999, the Company completed a private placement of $71 million aggregate principal amount of Peninsula Notes. The Peninsula Notes bear interest at a rate of 12 1/4% per year which is payable semi-annually oN January 1 and July 1 of each year. The Peninsula Notes are secured by all of our current and future tangible and intangible assets (with the exception of certain excluded assets). OEDA is an unrestricted subsidiary of the Company under the Peninsula Notes pursuant to the indenture governing the Peninsula Notes, and therefore is not an obligor with respect to the Peninsula Notes and does not otherwise provide credit support with respect to the Company's payment obligations under such notes. The Peninsula Notes, which mature on July 1, 2006, are redeemable at the Company's option, in whole or in part at any time or from time to time, on and after July 1, 2003 at certain specified redemption prices set forth in the indenture governing the Peninsula Notes.

The indenture governing the Peninsula Notes contains a number of restrictive covenants and agreements, including covenants that limit the Company's ability to, among other things: (1) incur more debt; (2) pay dividends, redeem stock or make other distributions; (3) issue stock of subsidiaries; (4) make investments;
(5) create liens; (6) enter into transactions with affiliates; (7) merge or consolidate; and (8) transfer or sell assets. At September 30, 2003, the Company was in compliance with all such covenants. The events of default under the indenture include provisions that are typical of senior debt financings. Upon the occurrence and continuance of certain events of default, the trustee or the holders of not less than 25% in aggregate principal amount of outstanding Peninsula Notes may declare all unpaid principal and accrued interest on all of the Peninsula Notes to be immediately due and payable. Upon the occurrence of a change of control (as defined in the indenture governing the Peninsula Notes), each holder of Peninsula Notes will have the right to require the Company to purchase all or a portion of such holder's Peninsula Notes pursuant to the offer described in the indenture at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.

On February 25, 2003, OED completed the private placement of $123.2 million aggregate principal amount of OED Notes. The OED Notes bear interest at a rate of 13% per year which is payable semi-annually on March 1 and September 1 of each year, beginning September 1, 2003. Contingent interest will accrue on the OED Notes beginning in the first full fiscal year after the casino begins operations. The amount of contingent interest will be equal to 5.0% of OED's cash flow for the applicable period, subject to certain limitations. OED may defer paying a portion of contingent interest under certain circumstances set forth in the indenture governing the OED Notes. Neither the Company nor any of its direct subsidiaries is an obligor under the OED Notes or is required to provide credit support with respect to OED's payment obligations thereunder.

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

The OED Notes are secured by all of OED's current and future assets (with the exception of certain excluded assets), including the remaining unused proceeds from the offering of the OED Notes which have been deposited into OED's construction disbursement, interest reserve and completion reserve accounts. The OED Notes, which mature on March 1, 2010, are redeemable at OED's option, in whole or in part at any time or from time to time, on and after March 1, 2007 at certain specified redemption prices set forth in the indenture governing the OED Notes. The indenture governing the OED Notes contains a number of restrictive covenants and agreements, including covenants that limit the ability of OED and its subsidiaries to, among other things: (1) pay dividends, redeem stock or make other distributions or restricted payments; (2) incur indebtedness or issue preferred shares; (3) make certain investments; (4) create liens; (5) agree to payment restrictions affecting the subsidiary guarantors; (6) consolidate or merge; (7) sell or otherwise transfer or dispose of assets, including equity interests of subsidiaries; (8) enter into transactions with affiliates; (9) designate subsidiaries as unrestricted subsidiaries; (10) use proceeds of permitted asset sales and (11) change its line of business. At September 30, 2003, OED was in compliance with all such covenants. The events of default under the indenture include provisions that are typical of senior debt financings. Upon the occurrence and continuance of certain events of default, the trustee or the holders of not less than 25% in aggregate principal amount of outstanding OED Notes may declare all unpaid principal and accrued interest on all of the OED Notes to be immediately due and payable. Upon the occurrence of a change of control (as defined in the indenture governing the OED Notes), each holder of OED Notes will have the right to require OED to purchase all or a portion of such holder's OED Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.

In November 2003, the Company entered into a fourth amendment to its senior secured credit facility with Wells Fargo Foothill, Inc. dated February 23, 2001 (the "PGC Credit Facility"). Under the terms of the amendment, the term of the PGC Credit Facility was extended by one year to March 12, 2006 and the minimum interest rate was reduced from 8.5% to 5.5%. In addition, if the Company permanently reduces its outstanding borrowings to an amount equal to or less than $10.0 million on or before January 24, 2004, the minimum interest rate will be reduced to 5.0%. At September 30, 2003, the Company had outstanding borrowings of $11.4 million under the PGC Credit Facility.

The obligations of the Company under the PGC Credit Facility are senior to the Company's obligations under the Peninsula Notes. The PGC Credit Facility contains, among other things, covenants, representations and warranties and events of default customary for loans of this type. The most significant covenants include a minimum EBITDA requirement and the maintenance of certain financial ratios that limit our ability to make distributions and incur debt. At September 30, 2003 and December 31, 2002, the Company was in compliance with all such covenants.

On June 24, 2003, OED entered into a new $15.0 million senior secured credit facility with Wells Fargo Foothill, Inc. as lender (the "OED Credit Facility"). The OED Credit Facility was amended by the parties thereto on September 22, 2003 (the "OED Credit Facility Amendment"). OED's obligations under the OED Credit Facility are secured by a lien on substantially all of its and its subsidiaries' current and future assets, other than the construction disbursement, interest reserve, completion reserve and excess cash flow accounts and certain other excluded assets as well as a pledge by OEDA of the capital stock of OED.
Pursuant to the intercreditor agreement described below, the lien on the collateral securing the OED Credit Facility is senior to the lien on such collateral securing the OED Notes.

The OED Credit  Facility  consists of a revolving  credit facility which permits
OED to request advances and letters of credit to finance working capital and other general corporate needs. Pursuant to the OED Credit Facility Amendment, OED has the ability to borrow up to $6.5 million at any one time outstanding during the period before the date that the casino portion of the racino has been completed and is open for business to the general public and construction costs for the casino have been paid in full or, if such payments are not yet due on such date, that sufficient funds remain in the construction disbursement account to satisfy such payments in full (the "Phase I Completion Date"). For the period after the Phase I Completion Date but before the second anniversary of the Phase I Completion Date (the "Second Anniversary"), the total amount of credit that will be available to OED will be (i) prior to the date in which the lender assigns at least an aggregate amount of $10.0 million of obligations under the OED Credit Facility and the OED FF&E Facility (as defined below) (the "Syndication Date"), $9.0 million and (ii) from and after the Syndication Date, the lesser of $15.0 million and a specified borrowing base (the "Borrowing Base"). For the purposes of the OED Credit Facility, the Borrowing Base is the lesser of 30% of the amount of certain costs incurred by OED in connection with the construction of the racino project and 20% of the amount of the distressed-sale valuation of its and its subsidiaries' operations and assets. After the Second Anniversary, the total amount of credit that will be available to OED will be the greater of (i) (a) prior to the Syndication Date, $9.0 million and (b) from and after the Syndication Date, the lesser of $10.0 million and the Borrowing Base or (ii) the aggregate principal amount of all advances outstanding as of the Second Anniversary. At September 30, 2003, OED had outstanding borrowings of $2.6 million and outstanding letters of credit of $3.2 million under the OED Credit Facility.

All revolving loans and letters of credit issued under the OED Credit Facility will mature on June 24, 2006. Prior to the maturity date, funds borrowed under the OED Credit Facility may be borrowed, repaid and reborrowed, without premium or penalty. OED's borrowings under the OED Credit Facility will bear interest at a base rate (a Wells Fargo prime rate) plus a margin of 2.50%. The interest rate payable under the OED Credit Facility will increase by 2% per annum during the continuance of an event of default. Under the OED Credit Facility, OED is also required to pay to the lender a letter of credit fee equal to 2% per annum on the daily balance of the undrawn amount of all outstanding letters of credit and to the institution issuing a letter of credit a fronting fee, in each case payable in arrears on a monthly basis.

The OED Credit Facility contains, among other things, covenants, representations and warranties and events of default customary for loans of this type. The most significant covenants include a minimum EBITDA requirement and a maximum capital expenditure requirement. At September 30, 2003, OED was in compliance with all such covenants.

Concurrently with the closing of the OED Credit Facility, the trustee under the indenture for the OED Notes (as secured party) entered into an intercreditor agreement with Wells Fargo Foothill, Inc. as the lender under such credit facility, providing, among other things, that the lien securing the indebtedness under the OED Credit Facility is senior to the lien securing the indebtedness under the OED Notes (except that the construction disbursement, interest reserve, completion reserve and excess cash flow accounts are security only for the OED Notes).

On September 22, 2003, OED entered into a new $16.0 million senior secured credit facility with Wells Fargo Foothill, Inc. as lender (the "OED FF&E Facility"). Under the OED FF&E Facility, the lender agrees to make a series of term loans, up to a maximum amount of $16.0 million, to finance the purchase of gaming equipment and other furniture, fixtures and equipment. OED's obligations under the OED FF&E Facility are, subject to certain limitations, secured by a first priority lien on all of the furniture, fixtures and equipment, and all proceeds and products thereof. At September 30, 2003, OED had no loans outstanding under the OED FF&E Facility.

Loans under the OED FF&E Facility shall be repayable in 48 equal monthly installments of principal, commencing on March 1, 2004, and continuing on the first day of each month thereafter until the unpaid balance of all loans are paid in full. The outstanding principal balance and all accrued and unpaid interest under all loans shall also be due and payable in full on March 1, 2008. Once borrowed, all loans may be prepaid in whole or in part without penalty or premium at any time during the term of this agreement. Amounts borrowed and repaid may not be reborrowed. OED's borrowings under the OED FF&E Facility will bear interest at a base rate (a Wells Fargo prime rate) plus a margin of 2.50%, but at no time shall the interest rate be less than 6%. The interest rate payable under the OED FF&E Facility will increase by 2% per annum during the continuance of an event of default.

The OED FF&E Facility contains, among other things, covenants, representations and warranties and events of default customary for loans of this type. The most significant covenants include a minimum EBITDA requirement and a maximum capital expenditure requirement. At September 30, 2003 OED was in compliance with all such covenants.


6.   COMMITMENTS AND CONTINGENCIES

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


7.    SUBSEQUENT EVENTS

In November 2003, the Company and Wells Fargo Foothill, Inc. amended the PGC Credit Facility. Under the terms of the amendment, the term of the PGC Credit Facility was extended by one year to March 12, 2006 and the minimum interest rate was reduced from 8.5% to 5.5%. In addition, if the Company permanently reduces its outstanding borrowings to an amount equal to or less than $10.0 million on or before January 24, 2004, the minimum interest rate will be reduced to 5.0%.

In October 2003, OED executed two separate purchase agreements to purchase approximately 106 acres of land adjacent to the new racino. Under the first purchase agreement, OED purchased approximately 13 acres for a total purchase price of $550,000. The source of funds for the purchase price included a $50,000 deposit paid from the construction disbursement account in February 2003 and $500,000 from the construction disbursement account paid on October 24, 2003.

Under the second purchase agreement, OED purchased an additional 93 acres, divided into seven approximately equal parcels, for a total purchase price of $3,850,000. The purchase price under this second purchase agreement was financed by the seller with OED issuing a $3,850,000 note payable to the seller. The note is payable in seven equal annual installments of $550,000 beginning October 24, 2004 and bears interest at a rate of 4.75% of the unpaid balance due monthly in arrears on the fifth day of each month beginning on December 5, 2003. The note is collateralized by a mortgage on the property. Simultaneously with the payment of each $550,000 annual installment discussed above, seller agrees to release one of the remaining parcels from the mortgage.


8.    SEGMENT INFORMATION

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

The table below presents information about reported segments for each period presented (in thousands):

                                            NET REVENUES                                   NET REVENUES
                                  THREE MONTHS ENDED SEPTEMBER 30,               NINE MONTHS ENDED SEPTEMBER 30,
                                    2003                    2002                   2003                  2002
                                -----------             ----------             ----------            -----------

  Diamond Jo (1)                $   15,451              $   12,832             $   40,531            $   36,547
  Evangeline Downs (2)               3,714                   3,605                 10,718                 9,050
                                -----------             ----------             ----------            -----------
  Total                         $   19,165              $   16,437             $   51,249            $   45,597



                                        ADJUSTED EBITDA (3)                            ADJUSTED EBITDA (3)
                                  THREE MONTHS ENDED SEPTEMBER 30,               NINE MONTHS ENDED SEPTEMBER 30,
                                    2003                   2002                    2003                  2002
                                ------------            -----------            -----------           -----------

  Diamond Jo (1)                $    5,738              $    4,663             $   13,672            $   12,121
  Evangeline Downs (2)                 (61)                    432                    703                 1,279
                                ------------            -----------            -----------           -----------
  Total                              5,677                   5,095                 14,375                13,400


                                       NET INCOME TO COMMON                           NET INCOME TO COMMON
                                         MEMBERS' INTEREST                              MEMBERS' INTEREST
                                  THREE MONTHS ENDED SEPTEMBER 30,               NINE MONTHS ENDED SEPTEMBER 30,
                                    2003                   2002                    2003                   2002
                                ------------            -----------            -----------           -----------

  Diamond Jo (1)                $    2,330              $    1,082             $    3,023            $    1,875
  Evangeline Downs (2)              (4,500)                   (113)               (10,171)                   82
                                 ------------            -----------            -----------           -----------
  Total                         $   (2,170)             $      969             $   (7,148)           $    1,957

                                                                                          TOTAL ASSETS
                                                                               SEPTEMBER 30,          DECEMBER 31,
                                                                                   2003                  2002
                                                                               -------------         -------------
  Diamond Jo                                                                   $   82,973            $   83,706
  Evangeline Downs                                                                148,830                42,742
                                                                               -------------         -------------
  Total                                                                        $  231,803            $  126,448


-------------
(1) Reflects results of operations of the Diamond Jo for the nine months ended September 30, 2003 and 2002.

(2) Reflects results of operations of the Evangeline Downs for the nine months ended September 30, 2003 and the period February 15, 2002 (date of acquisition) to September 30, 2002.

(3) Adjusted EBITDA is defined as net income to common members' interest, plus racino project pre-opening expenses, referendum expenses, depreciation and amortization, net interest expense, loss on disposal of assets, preferred member distributions and minority interest. Management believes that Adjusted EBITDA is useful as a means to evaluate the Company's ability to service existing debt, to sustain potential future increases in debt and to satisfy capital requirements. Furthermore, management uses Adjusted EBITDA to determine the Company's compliance with key financial covenants under its financing agreements, which, among other things, impacts the amount of indebtedness the Company is permitted to incur. In addition, because the Company has historically provided Adjusted EBITDA to investors, it believes that presenting this non-GAAP financial measure provides consistency in its financial reporting. However, Adjusted EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to either (a) operating income (as determined by accounting principles generally accepted in the United States) as an indicator of operating performance or (b) cash flows from operating, investing and financing activities (as determined by accounting principles generally accepted in the United States) as a measure of liquidity. Given that Adjusted EBITDA is not a measurement determined in accordance with accounting principles generally accepted in the United States and is thus susceptible to varying calculations, Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

              The following table reconciles the Company's Adjusted EBITDA to net income to common members' interest for each period presented (in thousands):

                                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                     SEPTEMBER 30,
                                                              2003            2002             2003            2002
                                                            --------        --------         --------        --------

            EBITDA                                           $5,677         $  5,095         $ 14,375        $ 13,400
            Less:
                Racino project pre-opening expenses            (512)                             (717)
                Referendum expenses                                             (137)                            (137)
                Depreciation and amortization                  (686)            (757)          (2,334)         (2,190)
                Diamond Jo interest expense, net             (2,711)          (2,741)          (8,165)         (8,060)
                Evangeline Downs interest
                  expense, net                               (3,848)            (301)          (9,931)           (483)
                Loss on disposal of assets                                                       (105)
                Preferred member distributions                  (90)             (93)            (271)           (280)
                Minority interest                                                (97)                            (293)
                                                            --------        ---------         ---------       ---------
            Net income to common members' interest          $(2,170)        $    969          $ (7,148)       $  1,957


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

RESULTS OF OPERATIONS

         The results of operations of the Company discussed below include the combined results of operations of the Diamond Jo casino in Dubuque, Iowa for the three and nine months ended September 30, 2003 and 2002 and the results of operations of Evangeline Downs in Lafayette, Louisiana for the three and nine months ended September 30, 2003, the three months ended September 30, 2002 and the period February 15, 2002 through September 30, 2002.

Statement of Operations Data

                                                     DIAMOND JO                               EVANGELINE DOWNS

                                          THREE MONTHS ENDED SEPTEMBER 30,            THREE MONTHS ENDED SEPTEMBER 30,
                                               2003                2002                    2003                 2002
                                          -------------       -------------            ------------         -------------
  Revenues:
    Casino                                $ 15,220,028        $ 12,762,874
    Racing                                                                             $  3,286,851         $  3,191,913
    Food and beverage                          871,464             742,517                  426,679              413,043
    Other                                      235,585              34,513
    Less promotional allowances               (875,776)           (707,514)
                                          -------------       -------------            -------------        -------------
    Net revenues                            15,451,301          12,832,390                3,713,530            3,604,956
                                          -------------       -------------            -------------        -------------

  Expenses:
    Casino                                   5,626,589           5,065,022
    Racing                                                                                2,880,293            2,522,535
    Food and beverage                          740,285             742,093                  368,525              335,349
    Boat operations                            591,622             588,865
    Other                                      291,113               7,521
    Selling, general and
      administrative                         2,464,085           1,765,630                  525,080              315,527
    Pre-opening expense                                                                      512,445
    Referendum                                                     136,681
    Depreciation and
    amortization                               606,584             700,619                   79,083               56,371
                                          -------------       -------------            -------------        -------------

    Total expenses                          10,320,278           9,006,431                4,365,426            3,229,782
                                          -------------       -------------            -------------        -------------
    Income from operations                $  5,131,023        $  3,825,959             $   (651,896)        $    375,174


                                                    DIAMOND JO                               EVANGELINE DOWNS

                                                                                  NINE MONTHS ENDED     PERIOD FEBRUARY 15
                                          NINE MONTHS ENDED SEPTEMBER 30,           SEPTEMBER 30,        TO SEPTEMBER 30,
                                             2003                 2002                   2003                  2002
                                        ---------------      --------------       -----------------     ------------------

  Revenues:
    Casino                              $   40,199,982       $  36,291,517
    Racing                                                                        $     9,631,368         $     8,104,750
    Food and beverage                        2,238,199           2,104,919              1,086,482                 945,200
    Other                                      332,742              90,444
    Less promotional allowances             (2,240,189)         (1,939,388)
                                        ---------------      --------------       -----------------       ---------------
    Net revenues                            40,530,734          36,547,492             10,717,850               9,049,950
                                        ---------------      --------------       -----------------       ---------------
  Expenses:
    Casino                                  16,086,392          15,315,316
    Racing                                                                              7,723,388               6,209,034
    Food and beverage                        2,060,945           2,095,591                966,892                 860,732
    Boat operations                          1,733,970           1,740,137
    Other                                      335,476              22,799
    Selling, general and
      administrative                         6,642,039           5,252,513              1,324,705                 701,181
    Pre-opening expense                                                                    717,366
    Referendum                                                      136,681
    Depreciation and
    amortization                             2,109,329           2,065,774                224,978                 124,658
                                        ---------------      --------------       -----------------       ---------------
    Total expenses                          28,968,151          26,628,811             10,957,329               7,895,605
                                        ---------------      --------------       -----------------       ---------------
    Income from operations              $   11,562,583       $   9,918,681        $      (239,479)        $     1,154,345



Three months ended September 30, 2003 Compared to Three months ended September 30, 2002

         Net revenues increased 16.6% to $19.2 million for the three months ended September 30, 2003 from $16.4 million for the three months ended September 30, 2002. The majority of this increase is due to an increase in Diamond Jo's slot revenue of 19.5%, or $2.2 million, for the three months ended September 30, 2003 compared to the three months ended September 30, 2002, primarily due to an increase in coin-in of 16.1% over the same period. We believe this increase in slot volume is largely attributed to (i) the recent economic development in the Port of Dubuque, where the Diamond Jo is located, which includes the opening of a new riverwalk and related amenities, the construction of a new riverfront hotel, which includes an indoor water park, the construction of the National Mississippi River Museum and Aquarium and the construction of our new outdoor entertainment venue featuring nationally recognized musicians weekly from June through September, (ii) a decrease in competition in the Eastern

Iowa market due to the temporary closing of a Native American casino approximately 125 miles southwest of the Diamond Jo and (iii) internal factors such as targeted promotions to capitalize on opportunities related to the Port of Dubuque development and the reduced competition noted above as well as our continued focus on targeted players club promotions and maintenance of our slot mix, which includes the addition of 31 nickel slot machines at the Diamond Jo. The remaining increase in net revenues is primarily due to an increase in table games revenue of 17.6%, or $0.3 million, for the three months ended September 30, 2003 compared to the three months ended September 30, 2002, primarily due to an 18.8% increase in table games drop over the same period.

         Casino gaming win in the Dubuque market increased 16.1% to $27.3 million for the three months ended September 30, 2003 from $23.5 million for the three months ended September 30, 2002. We believe this increase was primarily due to the Company's ability to capitalize on the recent economic development in the Port of Dubuque, a decrease in competition in the Eastern Iowa market, strategic use of targeted players club promotions and a continued focus on maintenance of our slot mix as noted above combined with a continued focus by operators at the Greyhound Park on maintenance of their slot mix during such period as well as benefiting from the reduced competition in the Eastern Iowa market as noted above. Our share of the Dubuque market casino gaming win increased to 55.8% for the three months ended September 30, 2003 from 54.3% for the three months ended September 30, 2002 which we believe is due to our ability to capitalize on the factors noted above. Our casino revenues increased 19.3% to $15.2 million for the three months ended September 30, 2003 from $12.8 million for the three months ended September 30, 2002. This percentage increase is the second highest percentage increase in casino revenues for all thirteen casinos in the State of Iowa as reported to the Iowa Racing and Gaming Commission for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. This increase is due to a 19.5% increase in slot revenues and a 17.6% increase in table game revenues as discussed above. Casino revenues were derived 87.7% from slot machines and 12.3% from table games for the three months ended September 30, 2003 compared to 87.6% from slot machines and 12.4% from table games for the three months ended September 30, 2002. The number of gaming positions at the Diamond Jo at September 30, 2003 was 858 compared to 848 at September 30, 2002. This increase is due to the addition of 31 slot machines offset by a decrease in the number of table games positions resulting from the elimination of two blackjack tables and one three-card poker table. Consistent with an increase in casino revenue, our casino win per gaming position per day at the Diamond Jo increased 17.7% to $193 for the three months ended September 30, 2003 from $164 for the three months ended September 30, 2002. Admissions to the casinos in the Dubuque market increased 11.0% to 615,000 for the three months ended September 30, 2003 from 554,000 for the three months ended September 30, 2002. Our share of the Dubuque market casino admissions increased to 51.0% for the three months ended September 30, 2003 from 49.5% for the three months ended September 30, 2002. Our admissions at the Diamond Jo for the three months ended September 30, 2003 increased 14.6% to 314,000 from 274,000 for the three months ended September 30, 2002. For the three months ended September 30, 2003 our casino win per admission at the Diamond Jo increased 4.0% to $48.48 from $46.60 for the three months ended September 30, 2002.

         Racing revenues at OED increased 3.0% to $3.3 million for the three months ended September 30, 2003 from $3.2 million for the three months ended September 30, 2002 due primarily to an increase in net video poker revenues at OED's Port Allen OTB of $0.1 million resulting from OED's Port Allen OTB facility renovation and the installation of 100 video poker machines during the second quarter of 2003.

         Net food and beverage revenues, other revenues and promotional allowances increased $0.2 million during the three months ended September 30, 2003 compared to the three months ended September 30, 2002 due primarily to revenues from our new outdoor entertainment venue as discussed above.

         Casino operating expenses increased 11.1% to $5.6 million for the three months ended September 30, 2003 from $5.1 million for the three months ended September 30, 2002 due primarily to an increase in gaming taxes of $0.5 million associated with our increased casino revenues. Racing expenses increased 14.2% to $2.9 million for the three months ended September 30, 2003 from $2.5 million for the three months ended September 30, 2002 due primarily to (i) operating and advertising expenses of $243,000 related to the addition of 100 new video gaming devices at OED's newly renovated OTB in Port Allen, Louisiana, (ii) an increase in insurance expense at OED of $88,000 and (iii) an increase in utility expenses at OED of $27,000 due to an increase in local utility rates.

         Food and beverage expenses remained substantially unchanged at $1.1 million for the three months ended September 30, 2003 and 2002. Boat operation expenses were substantially unchanged at $0.6 million for the three months ended September 30, 2003 and 2002. Other expenses increased $0.3 million due to costs associated with our new outdoor entertainment venue as discussed above.

         Selling, general and administrative expenses increased to $3.0 million for the three months ended September 30, 2003 from $2.1 million for the three months ended September 30, 2002. This increase was due to (i) an increase in donations of $350,000 related to a charitable giving agreement with an Iowa non-for-profit organization (ii) an increase in management compensation of $303,000, (iii) an increase in marketing expenses of $75,000 as part of an effort to capitalize on the opportunities related to the recent development in the Port of Dubuque and the temporary closing of an Eastern Iowa Native American gaming facility as discussed above, (iv) an increase in professional fees at OED of approximately $50,000 and (v) an increase in insurance expense at the Diamond Jo of approximately $50,000. Pre-opening expenses of $0.5 million for the three months ended September 30, 2003 relate to payroll and other expenses incurred by OED with respect to start-up activities surrounding the racino project. Referendum costs of $0.1 million during the three months ended September 30, 2002 relate to various advertising and promotional expenses to promote the approval of continued gaming on riverboats in Dubuque County in 2002.

         Depreciation and amortization expenses decreased 9.4% to $0.7 million for the three months ended September 30, 2003 from $0.8 million for the three months ended September 30, 2002. This decrease is due to a large number of slot machines reaching the end of their depreciable lives during the second quarter of 2003. As a result, no depreciation was expensed during the three months ended September 30, 2003 for these slot machines. In comparison, approximately $0.1 million was charged to depreciation expense related to these slot machines during the three months ended September 30, 2002. During the first quarter of 2002, the Company performed a transitional impairment test on goodwill in accordance with SFAS 142 and determined the estimated fair value of the Company exceeded its carrying value as of that date. During the first quarter of 2003, the Company performed its annual impairment test on goodwill in accordance with SFAS 142 and determined that the estimated fair value of the Company exceeded its carrying value as of that date. Based on that review, management determined that there was no impairment of goodwill. Net interest expense increased 115.6% to $6.6 million for the three months ended September 30, 2003 from $3.0 million for the three months ended September 30, 2002. This increase is primarily due to an increase in interest expense at OED of $3.6 million primarily associated with interest on the OED Notes.


Nine months ended September 30, 2003 Compared to Nine months ended September 30,2002

         Net revenues increased 12.4% to $51.2 million for the nine months ended September 30, 2003 from $45.6 million for the nine months ended September 30, 2002. The majority of this increase is due to an increase in Diamond Jo's slot revenue of 10.2%, or $3.2 million for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, primarily due to an increase in coin-in of 8.5% over the same period. We believe this increase in slot volume is largely attributed to (i) the recent economic development in the Port of Dubuque, where the Diamond Jo is located, which includes the opening of a new riverwalk and related amenities, the construction of a new riverfront hotel, which includes an indoor water park, the construction of the National Mississippi River Museum and Aquarium and the construction of our new outdoor entertainment venue featuring nationally recognized musicians weekly from June through September, (ii) a decrease in competition in the Eastern Iowa market due to the temporary closing of a Native American casino approximately 125 miles southwest of the Diamond Jo and (iii) internal factors such as targeted promotions to capitalize on opportunities related to the Port of Dubuque development and reduced competition noted above as well as our continued focus on targeted players club promotions and maintenance of our slot mix, which includes the addition of 31 nickel slot machines at the Diamond Jo. Our increase in net revenues is also due to an increase in racing revenues at OED of $1.5 million due primarily to the fact that we did not acquire a 50% interest in OED until February 15, 2002 and, therefore, our results of operations during the nine months ended September 30, 2002 only include seven and one-half months of OED operations compared to a full nine months of operations during the nine months ended September 30, 2003, as well as an increase in video poker revenues at OED's newly renovated OTB in Port Allen, Louisiana. The remaining increase in net revenues is primarily due to an increase in table games revenue of 15.2%, or $0.7 million, for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, primarily due to a 2.1 percentage point increase in our table game hold percentage and a 3.4% increase in table games drop over the same period and an increase in other revenues of $0.2 million associated with our new outdoor entertainment venue as discussed above.

         Casino gaming win in the Dubuque market increased 9.2% to $72.9 million for the nine months ended September 30, 2003 from $66.7 million for the nine months ended September 30, 2002. We believe this increase was primarily due to the Company's ability to capitalize on the recent economic development in the Port of Dubuque, a decrease in competition in the Eastern Iowa market, strategic use of targeted players club promotions and a continued focus on maintenance of our slot mix as noted above combined with a continued focus by operators at the Greyhound Park on maintenance of their slot mix during such periods as well as benefiting from the reduced competition in the Eastern Iowa market as noted above. Our share of the Dubuque market casino gaming win increased to 55.2% for the nine months ended September 30, 2003 from 54.4% for the nine months ended September 30, 2002. Our casino revenues increased 10.8% to $40.2 million for the nine months ended September 30, 2003 from $36.3 million for the nine months ended September 30, 2002. This percentage increase is the second highest percentage increase in casino revenues for all thirteen casinos in the State of Iowa as reported to the Iowa Racing and Gaming Commission for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. This increase is due to a 10.2% increase in slot revenues and a 15.2% increase in table game revenues as discussed above. Casino revenues were derived 87.3% from slot machines and 12.7% from table games for the nine months ended
September 30, 2003 compared to 87.8% from slot machines and 12.2% from table games for the nine months ended September 30, 2002. Consistent with an increase in casino revenue, our casino win per gaming position per day at the Diamond Jo increased 10.6% to $172 for the nine months ended September 30, 2003 from $156 for the nine months ended September 30, 2002. Admissions to the casinos in the Dubuque market increased 5.5% to 1,580,000 for the nine months ended September 30, 2003 from 1,498,000 for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, our share of the Dubuque market casino admissions increased to 50.4% from 50.1% for the nine months ended September 30, 2002. Our admissions at the Diamond Jo for the nine months ended September 30, 2003 increased 6.3% to 797,000 from 750,000 for the nine months ended September 30, 2002. For the nine months ended September 30, 2003 our casino win per admission at the Diamond Jo increased 4.3% to $50.46 from $48.40 for the nine months ended September 30, 2002.

         Racing revenues at OED for the nine months ended September 30, 2003 were $9.6 million compared to $8.1 million for the period February 15, 2002 (date of acquisition) to September 30, 2003. The increase in racing revenues is directly related to the timing of the acquisition of OED as discussed above and an increase in net video poker revenues of $0.1 million resulting from OED's Port Allen OTB facility renovation and the installation of 100 video poker machines during the second quarter of 2003.

         Net food and beverage revenues, other revenues and promotional allowances increased $0.2 million during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 due primarily to revenues from our new outdoor entertainment venue as discussed above.

         Casino operating expenses increased 5.0%, or $0.8 million, to $16.1 million for the nine months ended September 30, 2003 from $15.3 million for the nine months ended September 30, 2002 due primarily to an increase in gaming taxes of $0.8 million associated with our increased casino revenues. Racing expenses increased 24.4% to $7.7 million for the nine months ended September 30, 2003 from $6.2 million for the nine months ended September 30, 2002 due primarily to (i) timing of the acquisition of OED in 2002 as discussed above
(ii) operating and advertising expenses of $292,000 related to the addition of 100 new video gaming devices at OED's newly renovated OTB in Port Allen, Louisiana, (iii) an increase in insurance expense at OED of $164,000 and (iv) an increase in utility expenses at OED of $92,000 due to an increase in local utility rates. Food and beverage expenses remained substantially unchanged at $3.0 million for the nine months ended September 30, 2003 and 2002. Boat operation expenses were substantially unchanged at $1.7 million for the nine months ended September 30, 2003 and 2002. Other expenses increased $0.3 million due to costs associated with our new outdoor entertainment venue as discussed above.

         Selling, general and administrative expenses increased to $8.0 million for the nine months ended September 30, 2003 from $6.0 million for the nine months ended September 30, 2002. This increase was due to (i) an increase in management compensation of $813,000, (ii) an increase in selling, general and administrative expenses at OED of $492,000 which is primarily due to the timing of the acquisition of OED (as discussed above) and an increase in professional fees, (iii) an increase in donations of $350,000 related to a charitable giving agreement with an Iowa non-for-profit organization (iv) an increase in insurance expense at the Diamond Jo of $156,000 and (v) an increase in marketing and group sales expenses of approximately $134,000. Pre-opening expenses of $0.7 million for the nine months ended September 30, 2003 relate to payroll and other expenses incurred by OED with respect to start-up activities surrounding the racino project. Referendum costs of $0.1 million during the nine months ended September 30, 2002 relate to various advertising and promotional expenses to promote the approval of continued gaming on riverboats in Dubuque County in 2002.

         Depreciation and amortization expenses increased 6.6% to $2.3 million for the nine months ended September 30, 2003 from $2.2 million for the nine months ended September 30, 2002. This increase is due to an increase in depreciable property and equipment of approximately $1.5 million during the twelve months ended September 30, 2003, the majority of which were slot machines and computer equipment with relatively short depreciable lives. During the first quarter of 2002, the Company performed a transitional impairment test on goodwill in accordance with SFAS 142 and determined the estimated fair value of the Company exceeded its carrying value as of that date. During the first quarter of 2003, the Company performed its annual impairment test on goodwill in accordance with SFAS 142 and determined that the estimated fair value of the Company exceeded its carrying value as of that date. Based on that review, management determined that there was no impairment of goodwill. Net interest expense increased 111.8% to $18.1 million for the nine months ended September 30, 2003 from $8.5 million for the nine months ended September 30, 2002. This increase is due to (i) an increase in net interest expense at OED of $9.4 million primarily associated with interest on the OED Notes, the amortization and write-off of deferred financing costs associated with OED's term loan with Wells Fargo Foothill, Inc. (formerly Foothill Capital Corporation), the PGP Note and the WET2 Note (all of which were repaid in February 2003 with the proceeds of the offering of the OED Notes) and timing of the OED acquisition as discussed above and (ii) interest associated with our loans under our loan and security agreement with Wells Fargo Foothill, Inc., $12.0 million of which was drawn down by the Company on February 15, 2002 to consummate the acquisition of OED, resulting in nine months of interest during the nine months ended September 30, 2003 compared to only seven and one-half months of interest during the nine months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating, Investing and Financing Activities

         Our cash balance increased $0.9 million during the nine month period ended September 30, 2003 to $11.4 million from $10.5 million at December 31, 2002.

         Cash flows used in operating activities of $4.7 million for the nine month period ended September 30, 2003 consisted of a net loss of $7.1 million increased by non-cash charges of $4.9 million, principally depreciation and amortization, write-off and amortization of deferred financing costs and a decrease in working capital of $2.5 million. The change in working capital is primarily due to a decrease in accrued interest of approximately $2.1 million related to the PGC Notes and a litigation settlement payment of $0.4 million related to the LHBPA settlement entered into in February, 2003.

         Cash flows used in investing activities for the nine months ending September 30, 2003 was $84.6 million consisting of (i) an increase in restricted cash - racino project and restricted investments of $68.6 million related to the investment of proceeds from the OED Notes into interest bearing cash equivalents and investments whose distribution is restricted as outlined in the Cash Collateral and Disbursement Agreement, (ii) approximately $21.0 million for construction, architecture fees and other development costs associated with the racino project and the purchase of land at St. Landry Parish where the racino is being developed, (iii) approximately $1.8 million in development costs related to the OED acquisition and OED's racing and gaming licenses and (iv) cash outflows of approximately $1.7 million used for capital expenditures mainly related to the purchase of new slot machines, the construction of our concert area adjacent to the Diamond Jo which hosts weekly concerts throughout the summer months and the renovation of OED's Port Allen OTB to accommodate the installation of 100 video poker machines. These cash outflows were offset by (i) cash proceeds from the sale of restricted investments of $8.1 million, the proceeds of which were used to make the first interest payment on the OED Notes due September 1, 2003 and (ii) cash proceeds from the sale of assets of $0.4 million. We expect additional capital expenditures at the Diamond Jo and OED (other than the capital expenditures related to the racino project) to be approximately $0.4 million and $0.1 million, respectively, for the year ended December 31, 2003.

         Cash flows from financing activities for the nine months ended September 30, 2003 of $90.2 million reflects the net proceeds from the offering of the OED Notes of $120.7 million and the proceeds from our draw down under the OED Credit Facility of $2.6 million. These proceeds were offset by (i) principal payments to extinguish OED's obligations under OED's term loan with Wells Fargo Foothill, Inc. (formerly Foothill Capital Corporation), the PGP Note and the WET2 Note totaling $20.1 million, (ii) deferred financing costs paid of $11.4 million associated with the issuance of the OED Notes and the entrance into the OED Credit Facility and the OED FF&E Facility, (iii) member distributions of $1.1 million and (iv) aggregate principal payments on borrowings under the PGC Credit Facility of $0.5 million. As of September 30, 2003, the Company had $11.4 million outstanding under the PGC Credit Facility and OED had $2.6 million outstanding under the OED Credit Facility. OED had no borrowings under the OED FF&E Facility as of September 30, 2003.

         Approximately $24.2 million of the net proceeds from the sale of the OED Notes were deposited into an interest reserve account in order to pay the first three payments of fixed interest on the OED Notes. Although OED's current earnings are not sufficient to cover their current fixed charges (which consist of interest on the OED Notes, including capitalized interest), OED does not anticipate satisfying interest payment obligations under the OED Notes out of earnings from operations until March 1, 2005, at which time OED expects to have commenced operations at the racino. In September 2003, $8.1 of the initial proceeds deposited into the interest reserve account, along with interest earned on those proceeds, were used to pay the first fixed interest payment on the OED Notes.

Financing Activities

         In November 2003, the Company entered into a fourth amendment to its senior secured credit facility with Wells Fargo Foothill, Inc. dated February 23, 2001 (the "PGC Credit Facility"). Under the terms of the amendment, the term of the PGC Credit Facility was extended by one year to March 12, 2006 and the minimum interest rate was reduced from 8.5% to 5.5%. In addition, if the Company permanently reduces its outstanding borrowings to an amount equal to or less than $10.0 million on or before January 24, 2004, the minimum interest rate will be reduced to 5.0%. At September 30, 2003, the Company had outstanding borrowings of $11.4 million under the PGC Credit Facility.

         On June 24, 2003, OED entered into a new $15.0 million senior secured credit facility with Wells Fargo Foothill, Inc. as lender (the "OED Credit Facility"). The OED Credit Facility was amended by the parties thereto on September 22, 2003 (the "OED Credit Facility Amendment").

         The OED Credit Facility consists of a revolving credit facility which permits OED to request advances and letters of credit to finance working capital and other general corporate needs. Pursuant to the OED Credit Facility Amendment, OED has the ability to borrow up to $6.5 million at any one time outstanding during the period before the date that the casino portion of the racino has been completed and is open for business to the general public and construction costs for the casino have been paid in full or, if such payments are not yet due on such date, that sufficient funds remain in the construction disbursement account to satisfy such payments in full (the "Phase I Completion Date"). For the period after the Phase I Completion Date but before the second anniversary of the Phase I Completion Date (the "Second Anniversary"), the total amount of credit that will be available to OED will be (i) prior to the date in which the lender assigns at least an aggregate amount of $10.0 million of obligations under the OED Credit Facility and the OED FF&E Facility (as defined below) (the "Syndication Date"), $9.0 million and (ii) from and after the Syndication Date, the lesser of $15.0 million and a specified borrowing base (the "Borrowing Base"). For the purposes of the OED Credit Facility, the Borrowing Base is the lesser of 30% of the amount of certain costs incurred by OED in connection with the construction of the racino project and 20% of the amount of the distressed-sale valuation of its and its subsidiaries' operations and assets. After the Second Anniversary, the total amount of credit that will be available to OED will be the greater of (i) (a) prior to the Syndication Date, $9.0 million and (b) from and after the Syndication Date, the lesser of $10.0 million and the Borrowing Base or (ii) the aggregate principal amount of all advances outstanding as of the Second Anniversary. At September 30, 2003, OED had outstanding borrowings of $2.6 million and outstanding letters of credit of $3.2 million under the OED Credit Facility.

         All revolving loans and letters of credit issued under the OED Credit Facility will mature on June 24, 2006. Prior to the maturity date, funds borrowed under the OED Credit Facility may be borrowed, repaid and reborrowed, without premium or penalty. OED's borrowings under the OED Credit Facility will bear interest at a base rate (a Wells Fargo prime rate) plus a margin of 2.50%. The interest rate payable under the OED Credit Facility will increase by 2% per annum during the continuance of an event of default. Under the OED Credit Facility, OED is also required to pay to the lender a letter of credit fee equal to 2% per annum on the daily balance of the undrawn amount of all outstanding letters of credit and to the institution issuing a letter of credit a fronting fee, in each case payable in arrears on a monthly basis.

         On September 22, 2003, OED entered into a new $16.0 million senior secured credit facility with Wells Fargo Foothill, Inc. as lender (the "OED FF&E Facility"). Under the OED FF&E Facility, the lender agrees to make a series of term loans, up to a maximum amount of $16.0 million, to finance the purchase of gaming equipment and other furniture, fixtures and equipment. At September 30, 2003, OED had no loans outstanding under the OED FF&E Facility.

         Loans under the OED FF&E Facility shall be repayable in 48 equal monthly installments of principal, commencing on March 1, 2004, and continuing on the first day of each month thereafter until the unpaid balance of all loans are paid in full. The outstanding principal balance and all accrued and unpaid interest under all loans shall also be due and payable in full on March 1, 2008. Once borrowed, all loans may be prepaid in whole or in part without penalty or premium at any time during the term of this agreement. Amounts borrowed and repaid may not be reborrowed. OED's borrowings under the OED FF&E Facility will bear interest at a base rate (a Wells Fargo prime rate) plus a margin of 2.50%, but at no time shall the interest rate be less than 6%. The interest rate payable under the OED FF&E Facility will increase by 2% per annum during the continuance of an event of default.

         Subject to the foregoing, we believe that cash and cash equivalents on-hand and cash generated from operations at the Company will be sufficient to satisfy our working capital and capital expenditure requirements, repay borrowings under the PGC Credit Facility, and satisfy our other current debt service requirements. If cash and cash equivalents on-hand and cash generated from operations at the Company are insufficient to meet our obligations, we may have to refinance our debt or sell some or all of our assets (within the restrictions contained in the indenture governing the Peninsula Notes) to meet our obligations. In addition, we believe that OED's cash and cash equivalents on-hand (which includes the remaining net proceeds from the offering of the OED Notes), available borrowings under the OED Credit Facility and the OED FF&E Facility and cash generated from operations at OED will be sufficient to satisfy OED's working capital and current debt service requirements. If cash and cash equivalents on-hand (including the remaining net proceeds from the offering of the OED Notes), available borrowings under the OED Credit Facility and OED FF&E Facility and cash generated from operations at OED are insufficient to meet its obligations, OED may have to refinance its debt or sell some or all of its assets (within the restrictions contained in the indenture governing the OED Notes) to meet its obligations.

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

         We are exposed to interest rate risk due to changes in interest rates with respect to our long-term variable interest rate debt borrowing under our and OED's senior credit facilities. As of September 30, 2003, the Company and OED had $11.4 million and $2.6 million, respectively, in borrowings under loan and security agreements with Wells Fargo Foothill, Inc. We have estimated our market risk exposure using sensitivity analysis. We have defined our market risk exposure as the potential loss in future earnings and cash flow with respect to interest rate exposure of our market risk sensitive instruments assuming a hypothetical increase in market rates of interest of one percentage point. Assuming the Company and OED borrow the maximum amount allowed under the current loan and security agreements with Wells Fargo Foothill, Inc. (currently an aggregate amount of $34.4 million), if market rates of interest on our variable rate debt increased by one percentage point, the estimated consolidated market risk exposure under the senior credit facilities would be approximately $0.3 million.

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

      DESCRIPTION               MATURITY       FIXED INTEREST RATE      COST       FAIR VALUE
------------------------      -------------    -------------------     ------      ----------

12 1/4% Senior
  Secured Notes of the
  Company                     July 1, 2006            12 1/4%          $71.0         $75.3*

13% Senior Secured
  Notes with Contingent
  Interest of OED             March 1, 2010           13%              $123.2        $127.5*

* Represents fair value as of November 5, 2003 based on information provided by an independent investment banking firm.


ITEM 4.  CONTROLS AND PROCEDURES

         Evaluation of disclosure controls and procedures. Each of the Company's Chief Executive Officer and Chief Financial Officer, after participating with the Company's management in an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) has concluded that, as of September 30, 2003, the Company's disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

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

              10.14 Amendment Number Three to Loan and Security Agreement dated February 14, 2003, by and between Peninsula Gaming Company, LLC and Foothill Capital Corporation

              10.15 Amended and Restated Management Services Agreement, dated as of February 25, 2003, by and among The Old Evangeline Downs, LLC, OED Acquisition, LLC and Peninsula Gaming Company, LLC.

              10.16    Loan and Security Agreement, dated June 24, 2003, by  and
                       among The Old Evangeline Downs,   LLC, The Old Evangeline
                       Downs Capital Corp., and Wells Fargo Foothill, Inc.

              10.17    Loan and Security Agreement, dated September 22, 2003, by
                       and  among  The  Old  Evangeline  Downs, LLC,   The  Old
                       Evangeline Downs Capital Corp. and Wells Fargo Foothill, Inc.

              10.18 First Amendment, dated September 22, 2003, to Loan and Security Agreement dated June 24, 2003 by and among The Old Evangeline Downs, LLC, The Old Evangeline Downs Capital Corp., and Wells Fargo Foothill, Inc.

              10.19 Amendment Number Four to Loan and Security Agreement dated November 6, 2003, by and between Peninsula Gaming Company, LLC and Wells Fargo Foothill, Inc.

              31.1     Certification  of  M.  Brent  Stevens,   Chief  Executive
                       Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 5d-14 of the Securities Exchange Act, as amended.

              31.2 Certification of Natalie A. Schramm, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 15d-14 of the Securities Exchange Act, as amended.

         (b)  Reports on Form 8-K

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dubuque, State of Iowa on November 14, 2003.

                                        PENINSULA GAMING COMPANY, LLC

                                        By:  /s/ M. Brent Stevens
                                           -------------------------------------
                                             M. Brent Stevens
                                             Chief Executive Officer
                                                  (principal executive officer)

                                        By:  /s/ George T. Papanier
                                           -------------------------------------
                                             George T. Papanier
                                             Chief Operating Officer

                                         By: /s/ Natalie A. Schramm
                                            ------------------------------------
                                             Natalie A. Schramm
                                             Chief Financial Officer
                                                  (principal financial officer)


                                        PENINSULA GAMING CORP.

                                        By:    /s/ M. Brent Stevens
                                           -------------------------------------
                                             M. Brent Stevens
                                             President and Treasurer
                                               (principal executive officer and
                                                   principal financial officer)