Form 10-K
period 2003-12-31
PENINSULA GAMING CO LLC; PENINSULA GAMING CORP
filed 2004-03-30
CIK 1095997, 1096051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 333-88829

Diamond Jo, LLC/Peninsula Gaming Corp.
(Exact name of registrant as specified in its charter)

Delaware	42-1483875
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3rd Street Ice Harbor, PO Box 1750, Dubuque, Iowa	52001-1750
(Address of principal executive offices)	(Zip Code)

(563) 583-7005
(Registrant’s telephone number including area code)

Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC)
(Former name, former address and former fiscal year, if changed since last report.)

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐  No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

All of the common equity interests of Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC) (the “Company”) are held by Peninsula Gaming Partners, LLC, and all of the common stock of Peninsula Gaming Corp. is held by Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC).

i

PART I

ITEM 1.     BUSINESS

General

Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC), a Delaware limited liability company, is owned by Peninsula Gaming Partners, LLC, a Delaware limited liability company (“PGP”) and our sole managing member.  Peninsula Gaming Corp. is our wholly owned subsidiary, has no assets or operations and was formed solely to facilitate the offering of our 12 ¼% Senior Secured Notes due 2006 (the “Peninsula Notes”) in certain jurisdictions.  OED Acquisition, LLC, a Delaware limited liability company (“OEDA”), is a wholly owned subsidiary formed on July 9, 2001 to facilitate the purchase of The Old Evangeline Downs, L.C., a Louisiana limited liability company whose name was later changed to The Old Evangeline Downs, LLC, a Delaware limited liability company (“OED”).  OEDA currently owns 100% of the membership interests of OED.  OED currently owns and operates the Evangeline Downs, a horse track in Lafayette, LA.  The Old Evangeline Downs Capital Corp. (“OED Corp.”) is a wholly owned subsidiary of OED, has no assets or operations and was formed solely to facilitate the offering of OED’s 13% Senior Secured Notes due 2010 with Contingent Interest (the “OED Notes”) in certain jurisdictions.  Unless otherwise specified herein, references to “us,” “our,” “we” or the “Company shall mean Diamond Jo, LLC (formerly, known as Peninsula Gaming Company, LLC).

We currently operate two reportable segments: (1) Iowa operations, consisting of the Diamond Jo riverboat casino in Iowa and (2) Louisiana operations, consisting of the casino, racetrack and off-track beting parlors, or OTB’s operated by OED in Louisiana. Prior to the acquisition of OED, during 2002, the Company operated under one reportable segment.

Our address is 3rd  Street Ice Harbor, PO Box 1750, Dubuque, Iowa, 52004-1750 and our telephone number is (563) 583-7005.  Our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, filed by us with the SEC are available on the SEC’s website at http://www.sec.gov as soon as reasonably practicable.

Business

Diamond Jo.  The Diamond Jo is a three-story, approximately 48,000 square foot riverboat casino, replicating a classic 19th century paddlewheel riverboat. The Diamond Jo has an approved capacity for 1,394 patrons, features a spacious two-story atrium and a 48-seat capacity deli and offers 749 slot machines and 17 table games on approximately 19,000 square feet of gaming space. Adjacent to the Diamond Jo is a two-story, approximately 36,000 square foot dockside pavilion, featuring our 142-seat capacity Lighthouse Grill restaurant, our 140-seat capacity High Steaks restaurant, our 25-seat capacity Club Wild players lounge and our 205-seat capacity Harbor View Room, a full service banquet facility. We share our dockside pavilion with the Spirit of Dubuque dinner-boat. Approximately 1,200 convenient parking spaces are available to our patrons and we offer valet parking. The Diamond Jo is open seven days a week and functions primarily as a dockside riverboat with continuous boarding. The Diamond Jo is required by Iowa law to cruise at least 100 times per year, for a minimum of two hours per cruise, which we satisfy by conducting a two-hour cruise at 7:30 a.m. on weekdays during the spring and summer months. The Diamond Jo operates from, and the dockside pavilion is located in, the Port of Dubuque, a waterfront development on the Mississippi River in downtown Dubuque.

Evangeline Downs.  Our new Evangeline Downs racino in Opelousas has a Southern Louisiana Cajun roadhouse theme on the exterior, with a complementary regional Acadian atmosphere in the interior. The racino currently includes a casino with 1,627 slot machines, parking spaces for approximately 1,900 cars and 5 buses, and several dining options. Our dining options include a 312-seat Cajun buffet, an 82-seat fine dining Evangeline’s restaurant, a 192-seat Lagniappe food court and a 202-seat Mojo’s sports bar with an additional 98-seat screened patio, in addition to a raised bar and lounge area with 120 seats, known as Zydeco’s, occupying the center of our casino floor. The single floor casino contains 15,000 square feet of defined regulated gaming space, which equates to a casino floor area of approximately 40,000 square feet. We expect to complete construction of a one-mile dirt horse racetrack with an inner  7/8-mile turf track to replace our existing horse racetrack described below, stables for 920 horses, a grandstand and clubhouse with seating for 1,436 patrons, and apron and patio space for an additional 3,000 patrons in  the second half of 2004 for remaining capital expenditures of $17.5 million as of December 31, 2003.

OTBs.  We currently operate two off-track betting parlors (“OTB”), one in Port Allen, Louisiana and one in New Iberia, Louisiana. Each of these OTBs offers simulcast pari-mutuel wagering seven days a week and is equipped with a bar to serve alcoholic and non-alcoholic beverages and a kitchen that prepares short order food. The Port Allen OTB is located immediately off Interstate 10, across the Mississippi river from Baton Rouge. The two-story Port Allen facility offers off-track betting, 100 video poker machines which began operating in May 2003, a newly renovated bar, a cafe and a VIP lounge. The New Iberia OTB, located on U.S. Highway 182, approximately 20 miles outside Lafayette, Louisiana, offers off-track betting and a limited food offering. Under Louisiana’s racing and off-track betting laws, we have a right of prior approval with respect to any applicant seeking a permit to operate an OTB within a 55-mile radius of our horse racetrack. This effectively gives us the exclusive right, at our option, to operate OTBs within a 55-mile radius of our horse racetrack, provided that such OTB is not also within a 55-mile radius of another horse racetrack.

Existing horse racetrack.  Our existing horse racetrack facility is located approximately five miles north of Lafayette off Interstate 49 and is comprised of a 94,200 square foot pari-mutuel wagering complex, an approximate 2,000-space parking lot,  7/8-mile dirt track and stables for approximately 1,000 horses. The complex features an approximate 750-seat grandstand, an approximate 3,000-person capacity apron and patio, an approximately 850-seat restaurant, four concession stands and four bars. The horse racetrack offers live thoroughbred and quarter horse races a minimum of 80 days a year from mid-April through October. The horse racetrack also offers simulcast pari-mutuel wagering seven days a week year-round.

Markets

Dubuque.  The Diamond Jo operates from, and the dockside pavilion is located in, the Port of Dubuque, a waterfront development on the Mississippi River in downtown Dubuque which is accessible from each of the major highways in the area. On average, more than 30,000 vehicles pass by the Diamond Jo each day. Dubuque has a diverse employer base, which includes John Deere Dubuque Works, Flexsteel Industries, and Eagle Window and Door, CIGNA Retirement and Investment Services and McKesson, as well as local schools and hospitals. The Diamond Jo currently draws approximately 85% of its patrons from within a 100-mile radius of Dubuque, an area of approximately 2.4 million residents. Dubuque is situated at the intersection of Illinois, Iowa and Wisconsin and acts as the region’s trade hub. Casino gaming revenues in Dubuque have grown at a compound annual rate of 7.0% since 1996, and there are no betting or loss limits in Iowa. In addition to the America’s River Project, Dubuque contains several tourist attractions, drawing more than one million visitors annually, and Galena, Illinois, a historic community located 15 miles east of Dubuque, draws more than one million visitors annually.

During 2003, the City of Dubuque substantially completed a $188 million redevelopment project of the Port of Dubuque, where the Diamond Jo is located. This redevelopment project, known as the America’s River Project, is designed to enhance the attractiveness of the Port of Dubuque as a community center and tourist destination. The America’s River Project is the result of a partnership between city, state and private enterprises including the City of Dubuque, the Dubuque Area Chamber of Commerce, the Dubuque County Historical Society, Dubuque County, the State of Iowa Vision Iowa Fund and Platinum Hospitality Group. The America’s River Project is the only place along the entire 2,400-mile stretch of the Mississippi River offering a multi-faceted campus celebrating the historical, environmental, educational and recreational majesty of the Mississippi River. Components of the America’s River Project include:

(1)                                  The Grand Harbor Resort and Waterpark featuring 194 guest rooms, including 31 suites, 2,500 square feet of meeting space and a 25,000-square foot themed indoor waterpark;

(2)                                  The Grand River Center with 86,000 square feet of state-of-the-art conference and event space that is connected by an enclosed walkway to the Grand Harbor Resort;

(3)                                  The National Mississippi River Museum & Aquarium featuring, among other things, several large aquariums, working riverboats, a wetland nature trail, barge theater, touch pools, live animals, and living history presentations, and

(4)                                  The Mississippi Riverwalk area featuring the Alliant Energy Amphitheater for special events, music and live entertainment, the Mississippi Riverwalk trail, and the 5,000-square foot River’s Edge Plaza that will serve as the docking site for the Delta Queen Company riverboats and other large excursion vessels.

Lafayette and Surrounding Areas.  Louisiana generated approximately $2.0 billion of casino gaming revenue in 2003, excluding Native American casinos. That revenue grew at a compound annual rate of 8.7% from 1996 to 2001 and 6.0% since 2001. We believe that our centralized location in Louisiana will afford us the opportunity to participate in this large and growing market. There are approximately 300,000 adults living within 35 miles of the racino site, mostly within the Lafayette metropolitan area, our primary market. In addition, there are 1.5 million adults living within 100 miles of the racino site. This area includes secondary markets from which we believe we will attract patrons due to our ease of access from major interstates or highways compared to our competitors in those areas, as well as our offering of pari-mutuel live horse racing. Approximately 39,000 vehicles per day pass through the intersection of Interstate 49 and U.S. Highway 190 where the racino site is located. In addition, the racino site is located adjacent to a recently opened shopping center, which currently includes a Wal-Mart Supercenter. A Lowe’s and a Home Depot are currently under construction nearby. We believe these businesses will give us an opportunity to attract additional patrons.

Operating Strategy

Maintain/Develop Loyal Local Customer Base.  We believe that the Diamond Jo is among the principal entertainment venues for residents in and around Dubuque. In order to maintain and enhance goodwill within the Dubuque area, we sponsor numerous community events, including air shows, concerts and holiday celebrations, such as 4th of July fireworks. We believe we are Dubuque’s largest sponsor of such events. We have also implemented employee incentives and training programs designed to provide a high level of personalized service to our customers. Because we believe that Evangeline Downs will become one of the principal entertainment venues for the residents of the Acadian region, which includes Lafayette, Opelousas and their surrounding communities, we intend to utilize these proven strategies for developing a similar loyal local customer base for Evangeline Downs. Our plans include an outdoor entertainment venue, which will promote headliner and regional acts, and provide for the staging of holiday celebrations, such as 4th of July fireworks, classic car shows, and various festivals.

Maximize Profitability Through Target Marketing.  We have developed marketing and promotional strategies designed to target and reward frequent gaming customers in our players’ club through mailings, gaming incentives, and food and beverage discounts. Our state-of-the-art electronic player tracking system allows us to monitor slot machine activity in real time, as well as the frequency and level of play for our players’ club members, of which there are more than 100,000 at the Diamond Jo and already over 40,000 at Evangeline Downs. This system enables us to focus our marketing efforts on our most valued customers, regularly adjust our overall game mix to appeal to our target market, and increase revenues from our existing customer base.

Focus on Slot Machine Play.  Approximately 88% of the Diamond Jo’s gaming revenue is generated from slot machines, and all of Evangeline Downs casino gaming revenues are generated from slot machines. Slot machines are typically both the highest margin and most predictable component of the gaming industry. Slot machines do not have the staffing requirements of table games nor do they have the variation in hold percentages attributable to “luck” which characterize the table game side of the casino business. We believe that this affords us a more stable and predictable revenue stream, than those at facilities characterized primarily by table game operations. The Diamond Jo has added ticket-in ticket-out technology to over 274 slot machines, and Evangeline Downs plans to have over 1,100 slot machines with this technology by March 31, 2004. We believe this technology enhances customer service, produces operating efficiencies, allows for players to continue play during most jackpots and eliminates hopper fills and the down time associated with them.

Competition

Diamond Jo.  The Diamond Jo’s principal competitor is the Dubuque Greyhound Park, or DGP, the only other licensed gaming facility in Dubuque. The DGP, which opened its casino in 1995, is located three miles north of the Diamond Jo and currently offers 600 slot machines and live greyhound racing from May through October with simulcasts from other greyhound tracks. Furthermore, the DGP is permitted to operate up to 1,000 slot machines and is in the process of expanding its facilities to accommodate additional machines, which expansion is anticipated to be completed by July 2005. The DGP also offers, on a limited basis, simulcasts of horse races. The DGP is owned and operated by the Dubuque Racing Association, or DRA. As a not-for-profit organization, the DRA distributes a percentage of its cash flow to the City of Dubuque and local charities. Under existing Iowa law, table games, video poker, video keno and other electronic games of skill are not permitted at the DGP. Pending legislation, however, if passed, could permit the DGP under certain circumstances to operate table games.

Riverboat gaming licenses in the State of Iowa are granted to not-for-profit “qualified sponsoring organizations” and can be issued jointly to a not-for-profit qualified sponsoring organization and a boat operator. The granting of new licenses requires regulatory approval, which includes, among other things, satisfactory feasibility studies. The DRA is the not-for-profit qualified sponsoring organization that, pursuant to a contract between the parties, holds the excursion riverboat gaming license together with us as the boat operator.

In 1998, the Iowa Gaming Commission adopted a rule limiting the number of riverboat gaming licenses in Iowa to ten, subject to limited exceptions, including licenses issued to purchasers of existing licensed facilities and licenses issued to replace an existing facility if its license is surrendered, not renewed, or revoked. The Commission also prohibits the transfer of a license outside the county in which the riverboat operated on May 1, 1998. There are currently ten licensed riverboat gaming facilities operating in Iowa. The rule also prohibits existing licensees from increasing the number of gaming positions at their gaming facilities without prior Iowa Gaming Commission approval.

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

(3)                                  Des Moines, Iowa and Native American gaming in Tama, Iowa to the west; and

(4)                                  Clinton, Iowa and the Quad Cities (Bettendorf and Davenport, Iowa and Moline and Rock Island, Illinois) to the south.

We believe that the Diamond Jo competes only indirectly with gaming facilities in these neighboring markets. Illinois enacted legislation providing for dockside gaming in 1999. Illinois limits the number of dockside gaming licenses to ten. Nine of the ten licenses have already been issued—the tenth is currently pending for a dockside gaming facility in Chicago. We believe that additional competitors are effectively precluded from entering our market due to constraints imposed by existing laws on the availability of gaming licenses.

Evangeline Downs.  The nearest competitor to Evangeline Downs is a Native American casino located approximately 50 miles to the south of Lafayette and several miles off the highway. Beyond that, patrons in Lafayette need to drive approximately 50 miles to reach riverboat casinos in Baton Rouge and approximately 70 miles to reach riverboat casinos in Lake Charles and Native American casinos in Marksville and Kinder. Because our competition in Marksville is situated more than 20 miles off the highway, we believe that patrons of the Marksville casino may find the ease of highway access to our racino more convenient.

Louisiana law currently places limitations on the number and types of gaming facilities that may operate in the State. Currently, there are only four horse racetracks in Louisiana with licenses to conduct live racing. Under the Pari-Mutuel Act, each of the four horse racetracks (including our racino) is permitted to install slot machines at its facility. The horse racetrack nearest to the racino site that is allowed to have gaming operations is located in Vinton, Louisiana, near Lake Charles, which is over 100 miles away. In addition, current Louisiana law permits only 15 riverboat gaming licenses to be awarded. The fifteenth and last license was recently awarded to operate a riverboat casino to be constructed in Lake Charles. Also, under current Louisiana law, the only non-Native American land-based casino permitted to operate in the State is the land-based casino currently operating in New Orleans, over 100 miles from Lafayette.

Native American gaming facilities operate pursuant to compacts with the State of Louisiana. There currently are only four federally-recognized Native American tribes in Louisiana and only three Native American casinos currently operating in Louisiana, the closest being in Marksville and Kinder which are approximately 50 miles from the racino site. The fourth tribe, which does not have a compact with the State of Louisiana as of the date of this filing, has proposed to develop a casino in DeSoto Parish, over 150 miles from the racino.

Worth County, Iowa

On November 11, 2003, we entered into an exclusive agreement with the Worth County Development Authority pursuant to which the parties agreed to jointly submit an application for a license to operate a gaming facility in Worth County, Iowa. Under this agreement, we have agreed to design, construct, operate and manage a casino with no less than 700 gaming positions, a waterway, if necessary, a recreational vehicle park with a minimum capacity of 200 spaces, and, upon reaching a targeted rate of return on invested capital, a 100-room hotel development. Worth County is located on the border of Minnesota, approximately 200 miles from the Diamond Jo.

Employees

We maintain a staff of approximately 400 to 420 full-time equivalent employees at the Diamond Jo and staff approximately 820 to 880 full-time equivalent employees at Evangeline Downs, depending upon the time of the year. None of our employees are covered by a collective bargaining agreement. We have not experienced any labor problems resulting in a work stoppage, and believe we maintain good relations with our employees.

Regulatory Matters

We and our subsidiaries are subject to regulation by the State of Iowa, the State of Louisiana, and, to a lesser extent, by federal law. We and our subsidiaries are subject to regulations that apply specifically to live racing facilities and the gaming and pari-mutuel industry, in addition to regulations applicable to businesses generally. Our racino is subject to the Pari-Mutuel Act and the Louisiana Horse Racing Act. Laws and regulations applicable to our current racetrack and our racino are administered by the Louisiana State Gaming Control Board and the Louisiana State Racing Commission. Legislative or administrative changes in applicable legal requirements, including legislation to prohibit casino gaming, have been proposed in the past. It is possible that the applicable requirements to operate an Iowa gaming facility will become more stringent and burdensome, and that taxes, fees and expenses may increase. It is also possible that the number of authorized gaming licenses in Iowa may increase, which would intensify the competition that we face. Our failure to comply with detailed regulatory requirements may be grounds for the suspension or revocation of one or more of our respective licenses which would have a material adverse effect on our respective businesses.

Iowa Riverboat Gaming Regulation

Our Diamond Jo operations are subject to Chapter 99F of the Iowa Code and the regulations promulgate under that Chapter and the licensing and regulatory control of the Iowa Gaming Commission.

Under Iowa law, the legal age for gaming is 21, and wagering on a “gambling game” is legal when conducted by a licensee on an “excursion gambling boat.” An “excursion gambling boat” is a self-propelled excursion boat, and a “gambling game” is any game of chance authorized by the Iowa Gaming Commission. While dockside casino gaming is currently authorized by the Iowa Gaming Commission, a licensed excursion gambling boat is required to conduct at least one two-hour excursion cruise each day for at least 100 days during the excursion season to operate during the off-season. The excursion season is from April 1st through October 31st of each calendar year. The excursions conducted by the Diamond Jo during the 2003 cruising season satisfied the requirements of Iowa law for the conduct of off-season operations.

The legislation permitting riverboat gaming in Iowa authorizes the granting of licenses to “qualified sponsoring organizations.” A “qualified sponsoring organization” is defined as a nonprofit corporation organized under Iowa law, whether or not exempt from federal taxation, or a person or association that can show to the satisfaction of the Iowa Gaming Commission that the person or association is eligible for exemption from federal income taxation under §§ 501(c)(3), (4), (5), (6), (7), (8), (10) or (19) of the Internal Revenue Code. Such nonprofit corporation may operate the riverboat itself, or it may enter into an agreement with a boat operator to operate the riverboat on its behalf. A boat operator must be approved and licensed by the Iowa Gaming Commission. DRA, a not-for-profit corporation organized for the purpose of operating a pari-mutuel greyhound racing facility in Dubuque, Iowa, first received a riverboat gaming license in 1990 and has served as the “qualified sponsoring organization” of the Diamond Jo since March 18, 1993. DRA subsequently entered into the DRA Operating Agreement with Greater Dubuque Riverboat Entertainment Company, the previous owner and operator of the Diamond Jo, authorizing Greater Dubuque Riverboat Entertainment Company to operate riverboat gaming operations in Dubuque. The DRA Operating Agreement was approved by the Iowa Gaming Commission on March 18, 1993. The term of the DRA Operating Agreement expires on December 31, 2008. We assumed the rights and obligations of Greater Dubuque Riverboat Entertainment Company under the DRA Operating Agreement.

Under Iowa law, a license to conduct gaming may be issued in a county only if the county electorate has approved the gaming. The electorate of Dubuque County, Iowa, which includes the City of Dubuque, approved gaming on May 17, 1994 by referendum. The approval covers the gaming conducted by the Diamond Jo. A new referendum must be held every eight years in each of the counties where gambling games are conducted and the proposition to continue to allow gambling games in such counties must be approved by a majority of the county electorate voting on the proposition. Such a referendum took place on November 5, 2002 with 79% of the electorate voting on the proposition favoring continued gaming on riverboats in Dubuque County. The next referendum is scheduled for 2010. If any reauthorization referendum is defeated, Iowa law provides that any previously issued gaming license will remain valid and subject to renewal for a total of nine years from the date of original issuance of the license, subject to earlier non-renewal or revocation under Iowa law and regulations applicable to all licenses.

Proposals to amend or supplement Iowa’s gaming statutes are frequently introduced in the Iowa state legislature. In addition, the state legislature sometimes considers proposals to amend or repeal Iowa law and regulations, which could effectively prohibit riverboat gaming in the State of Iowa, limit the expansion of existing operations or otherwise affect our operations. Although we do not believe that a prohibition of riverboat gaming in Iowa is likely, we can give no assurance that changes in Iowa gaming laws will not occur or that the changes will not have a material adverse effect on our business.

In 1998, the Gaming Commission adopted a rule that prohibits licensees, including the Diamond Jo, from increasing the number of gaming positions without Iowa Gaming Commission approval. This approval is based on several factors, including whether the increase will:

(1)                                  positively impact the community in which the licensee operates,

(2)                                  result in permanent improvements and land-based developments, or

(3)                                  have a detrimental impact on the financial viability of other licensees operating in the same market.

As a result of this rule, we may be unable to increase the number of gaming positions on the Diamond Jo.

Substantially all of the Diamond Jo’s material transactions are subject to review and approval by the Iowa Gaming Commission. All contracts or business arrangements, verbal or written, with any related party or in which the term exceeds three years or the total value of the contract exceeds $100,000 qualify for submission to and approval by the Iowa Gaming Commission subject to certain limited exceptions. An agreement that is subject to approval must be submitted within 30 days of execution and approval must be obtained prior to implementation unless the agreement contains a written clause stating that the agreement is subject to commission approval. Additionally, contracts negotiated between the Diamond Jo and a related party must be accompanied by economic and qualitative justifications.

We must submit detailed financial, operating and other reports to the Iowa Gaming Commission. We must file weekly gaming reports indicating adjusted gross receipts received from gambling games. Additionally, we must file annual financial statements covering all financial activities related to our operations for each fiscal year. We must also keep detailed records regarding our equity structure and owners.

Iowa has a graduated wagering tax on riverboat gambling equal to five percent of the first one million dollars of adjusted gross receipts, ten percent on the next two million dollars of adjusted gross receipts and twenty percent on adjusted gross receipts of more than three million dollars. In addition, Iowa riverboats share equally in costs of the Iowa

Gaming Commission and related entities to administer gaming in Iowa. For the fiscal year ended December 31, 2003, our share of such expenses was approximately $605,000. Further, the Diamond Jo pays to the City of Dubuque a fee equal to $.50 per passenger.

If the Iowa Gaming Commission decides that a gaming law or regulation has been violated, the Iowa Gaming Commission has the power to assess fines, revoke or suspend licenses or take any other action as may be reasonable or appropriate to enforce the gaming rules and regulations. In addition, renewal is subject to, among other things, continued satisfaction of suitability requirements.

We are required to notify the Iowa Gaming Commission of the identity of, and may be required to submit background information regarding, each director, corporate officer and owner, partner, joint venture, trustee or any other person who has a beneficial interest of five percent or more, direct or indirect, in DJL. The Iowa Gaming Commission may also request that we provide them with a list of persons holding beneficial ownership interests in DJL of less than five percent. For purposes of these rules, “beneficial interest” includes all direct and indirect forms of ownership or control, voting power or investment power held through any contract, lien, lease, partnership, stockholding, syndication, joint venture, understanding, relationship, present or reversionary right, title or interest, or otherwise. The Iowa Gaming Commission may determine that holders of the DJL Notes, our common membership interests and preferred membership interests, and PGP’s common membership interests and convertible preferred membership interests have a “beneficial interest” in us. The Iowa Gaming Commission may limit, make conditional, suspend or revoke the license of a licensee in which a director, corporate officer or holder of a beneficial interest in the person includes or involves any person or entity which is found to be ineligible as a result of want of character, moral fitness, financial responsibility, or professional qualifications or due to failure to meet other criteria employed by the Iowa Gaming Commission.

If any gaming authority, including the Iowa Gaming Commission, requires any person, including a record or beneficial owner of the securities, to be licensed, qualified or found suitable, the person must apply for a license, qualification or finding of suitability within the time period specified by the gaming authority. The person would be required to pay all costs of obtaining the license, qualification or finding of suitability. If a record or beneficial owner of any of the DJL Notes or any membership interest of PGP or DJL is required to be licensed, qualified or found suitable and is not licensed, qualified or found suitable by the gaming commission within the applicable time period, the DJL Notes or membership interests will be subject to regulatory redemption procedures. The DJL Notes to be redeemed under a required regulatory redemption are redeemable by us, in whole or in part, at any time upon not less than 20 business days nor more than 60 business days notice, or such earlier date as may be ordered by any governmental authority.

As of the date of this report, the Iowa Gaming Commission has not required the security holders to apply for a finding of suitability to own DJL’s or PGP’s securities. However, the Iowa Gaming Commission could require a holder of the securities to submit an application in the future.

The Horse Racing Act and The Pari-Mutuel Act

The Horse Racing Act has been in effect since 1968 and is the basis for the current statutory scheme regulating live and off-track betting for horse racing. The Horse Racing Act states, among other things, that certain policies of Louisiana with respect to horse racing are to encourage the development of the business of horse racing with pari-mutuel wagering on a high plane; to encourage the development of the breeding and ownership of race horses; to regulate the business of horse racing by licensed horse racing tracks in the state and to provide the orderly conduct of racing; to provide financial assistance to encourage the business of racing horses; and to provide a program for the regulation, ownership, possession, licensing, keeping and inoculation of horses.

The Pari-Mutuel Act became effective on July 9, 1997, and provides for numerous controls and supervision over the operation of slot facilities and requires us to comply with complex and extensive requirements. Failure to adhere to these statutes and regulations will result in serious disciplinary action against us, including monetary fines and suspension or revocation of our licenses.

The Pari-Mutuel Act allows only one facility in each of St. Landry Parish, Bossier Parish, Calcasieu Parish and Orleans Parish to be licensed to operate slot machines at a live horse racing facility. OED is presently the only

“eligible facility” in St. Landry Parish under the Pari-Mutuel Act. The Pari-Mutuel Act requires (among other things) that two conditions be met prior to the opening and operation of a slot machine casino at a live racing venue. First, a parish-wide election must approve the operation. In 1997, voters in St. Landry Parish voted to approve the slot machine casino at the racino site. Secondly, the Pari-Mutuel Act requires that an appropriate tax be levied on the slot machine operation. In 2000, an 18.5% license tax was levied upon taxable net slot machine proceeds. Therefore, we believe that both of the conditions required by the Pari-Mutuel Act have been met with respect to the racino at our site in Opelousas within St. Landry Parish.

The Pari-Mutuel Act also provides that the “designated gaming space” in any eligible facility cannot exceed 15,000 ft2, that the licensee will not allow underage gaming and that notice of toll-free telephone assistance for compulsive gamblers will be posted at the facility.

The Pari-Mutuel Act requires that licensees supplement horse racing purses and pay certain other fees from slot machine proceeds. The Pari-Mutuel Act also levies taxes on the net slot machine proceeds. Licensees must pay fifteen percent (15%) of gross slot machine proceeds to supplement purses at their facilities, pay two percent (2%) to the Louisiana Thoroughbred Breeders Association and also pay one percent (1%) to the Louisiana Quarter Horse Breeders Association. In addition to these payments, we will pay eighteen and one-half percent (18.5%) of the net slot machine proceeds (net of the payments described above) as state taxes and four percent (4%) as local taxes. The effective rate of total taxes and fees is therefore approximately thirty-six and one-half percent (36.5%) of our adjusted gross slot revenue. Additionally, we will also have to pay $0.25 to the Louisiana State Racing Commission for each patron attending a live race at our horse racetrack and from noon to midnight on Thursday through Monday during the non-racing season and in respect of each patron at our OTBs at all times.

To remain an “eligible facility” under the Pari-Mutuel Act, we must, among other things, have a minimum of 80 live racing days in a consecutive 20-week period each year of live horse race meetings at the new horse racetrack.

The Louisiana State Gaming Control Board

In 1996, Louisiana created the Louisiana Gaming Control Board, which was granted all of the regulatory authority, control and jurisdiction to license and monitor gaming facilities in Louisiana, including our planned racino. To receive a gaming license an applicant and its management must apply to the Louisiana Gaming Control Board and be investigated by the Louisiana State Police. The Louisiana Gaming Control Board and Louisiana State Police must determine that the applicant is suitable to conduct the gaming operations, including that the applicant (and its owners, officers, directors and key employees) is of good character, honesty and integrity, that its prior activities, reputation and associations pose no threat to the public interest or to the effective regulation of the industry and that the applicant is capable of conducting the operation of the slot machine facility. The Louisiana Gaming Control Board must also determine that the applicant has adequate financing from a source suitable and acceptable to the Louisiana Gaming Control Board.

The applicant for a gaming license, its directors, officers, key personnel, partners, and persons holding a five percent (5%) or greater equity or economic interest in the applicant must be found suitable by the Louisiana Gaming Control Board. To receive a license, the applicant must file an extensive application with the Louisiana Gaming Control Board, disclosing personal, financial, criminal, business and other information. The applicant is required to pay all costs of investigation. An application for a finding of suitability of a person may be denied for any cause deemed reasonable by the Louisiana Gaming Control Board. Any other person who is found to have a material relationship to or a material involvement with a gaming company also may be investigated or required to be licensed as a business associate of an applicant. Key employees, controlling persons or others who exercise significant influence upon the management or affairs of a gaming company may be deemed to have such a relationship or involvement.

If the Louisiana Gaming Control Board were to find a director, officer or key employee of an applicant unsuitable for licensing purposes or unsuitable to continue having a relationship with an applicant, the applicant would have to sever all relationships with such person. The applicant would have similar obligations with regard to any person who refuses to file appropriate applications. Each gaming employee must obtain a gaming employee permit which may be revoked upon the occurrence of certain specified events.

An applicant must also demonstrate that the proposed gaming operation has adequate financial resources generated from suitable sources and adequate procedures to comply with the operating controls and requirements imposed by the laws and regulations of the State of Louisiana. Additionally, the applicant must submit plans and specifications of the gaming premises specifying the layout and design of the gaming space. Proof of tax compliance, both state and federal, is also required. This submission is followed by a thorough investigation by the regulatory authorities of the applicant, its business probity, the premises and other matters. An application for any gaming license, approval or finding of suitability may be denied for any cause that the regulatory authorities deem reasonable.

We received our gaming license to operate slot machines at our racino from the Louisiana Gaming Control Board on January 21, 2003. Our license has a term of five years and is renewable for succeeding five year periods upon application for such renewal. The Louisiana Gaming Control Board retains absolute discretion over the renewal of our license upon the termination of its initial term and any renewal term.

OED’s gaming license authorizes the use of 15,000 square feet of designated gaming space. On February 18, 2003, OED submitted for approval its layout for the casino, which incorporated 1,631 slot machines. OED’s layout was approved based on the type of machines which were all upright machines. Should OED change the manufacturer, type and/or design of its slot machines prior to installation, it must seek approval from the Louisiana Gaming Control Board for the new machines. Once the machines are installed, they must be inspected by regulators and tested prior to the approval of their operation. Moving the machines also requires the Louisiana Gaming Control Board’s approval.

Maintaining our gaming license is contingent in certain respects on our horse racetrack operations at our planned racino. First, our failure to complete construction of the horse racetrack at the racino or to establish a schedule of live racing meets at the new horse racetrack by January 21, 2005, will result in the cancellation of our gaming license. While Louisiana allows us to operate slot machines at the racino prior to completion of the new horse racing facility and the commencement of live racing at the new horse racetrack, Louisiana gaming regulations and our gaming license require that the racino must be constructed and a schedule of live racing meets at the new horse racetrack be established by January 21, 2005, or two years from the date of the grant of our gaming license. Second, to maintain our gaming license, we must remain an “eligible facility” under the Pari-Mutuel Act. This means that we must, among other things, have a minimum of 80 live racing days in a consecutive 20-week period during each year of live horse race meetings at the new horse racetrack and must be a licensed racing association.

Although we have obtained our license to conduct slot machine operations, we continue to be subject to ongoing monitoring and compliance requirements by the Louisiana Gaming Control Board and the Louisiana State Police. We have obtained from the Louisiana Gaming Control Board a video draw poker establishment license and owner device license. The video draw poker establishment license allows us to operate video draw poker devices at our approved OTB locations but not the racino, and the owner device license allows us to own those machines. Regulations require us to comply with rigorous accounting and operating procedures, including the submission of detailed financial and operating reports. Our accounting records must include accurate, complete and permanent records of all transactions pertaining to revenue. Detailed ownership records must be kept on site and available for inspection. All records must be retained for a period of five years. Audited financial statements are required to be submitted to the Louisiana State Police. Internal controls have been approved and will be in place beginning the first day of operation. These controls will include handling of cash, tips and gratuities, slot operations, and count room procedures and management information systems. Each licensed facility is required by the Louisiana Gaming Control Board to maintain cash or cash equivalent amounts on site sufficient to protect patrons against defaults in gaming debts owed by the licensee. In addition, licensees are subject to currency transaction report regulations.

We must also strictly comply with mandated operating procedures and supply detailed reports disclosing such compliance. Regulation of a casino’s methods of operations is extensive and will include substantially all aspects of our casino operation. Operating procedures that are subject to regulation include slot machine maintenance and operation, cash management and cash procedures, cage procedures, drop procedures, regulation of weapons in the casino, parking, access to the premises and records by regulators, gaming credit and advertising, surveillance and security standards, safeguards against underage gambling, compulsive gambling programs, physical layout and progressive jackpots.

The Louisiana Gaming Control Board retains the power to suspend, revoke, condition, limit or restrict our license to conduct slot machine operations as a sanction for violating licensing terms or for any cause they deem reasonable. In addition, monetary fines for violations may be levied against us, and our gaming operation revenues may be forfeited to the state under certain circumstances. Initial enforcement actions against a licensee are brought by the Louisiana State Police and are heard before an administrative law judge to whom the Louisiana Gaming Control Board has delegated decision making power. Either party may appeal the ruling of the administrative law judge before the full Louisiana Gaming Control Board. Either party may further appeal the ruling of the Louisiana Gaming Control Board in state court. The laws, regulations and procedures pertaining to gaming are subject to the interpretation of the regulatory authorities and may be amended. Any changes in such laws or regulations, or their current interpretations, could have a material adverse effect on our business, financial condition, results of operations.

The Louisiana Gaming Control Board has broad regulatory power over securities issuances and incurrence of indebtedness by gaming facilities. Substantially all loans, leases, private sales of securities, extensions of credit, refinancings and similar financing transactions entered into by a licensee must be approved by the Louisiana Gaming Control Board. Pursuant to a letter dated January 31, 2003, the Louisiana Gaming Control Board exempted the offering of the OED Notes from any requirement for prior approval by the Louisiana Gaming Control Board. However, at any time, any holder of the OED Notes may be called before the Louisiana Gaming Control Board to undergo a suitability investigation in the event the Louisiana Gaming Control Board determines that such holder exercises a material influence over us or our operations.

At any time the Louisiana Gaming Control Board may investigate and require the finding of suitability of any shareholder or beneficial shareholder (and if the shareholder is a corporate or partnership entity, then the shareholders or partners of the entity), officer, partner, member, manager or director of a licensee if the Louisiana Gaming Control Board believes such holder exercises a material influence over the licensee. Furthermore, all holders of more than a 5% interest in the licensee, or proposed purchasers of more than a 5% interest are automatically investigated and are required to submit to suitability requirements of the Louisiana Gaming Control Board. Any sale or transfer of more than a 5% interest in any riverboat or slot project is subject to the approval of the Louisiana Gaming Control Board.

Although the Pari-Mutuel Act does not specifically require debt holders to be licensed or to be found suitable, the Louisiana Gaming Control Board, in its sole discretion, may require the holders of debt securities to file applications and obtain suitability certificates from it. Furthermore, if the Louisiana Gaming Control Board finds that any holder exercises a material influence over the gaming operations, a suitability certificate will be required from such holder.

If the Louisiana Gaming Control Board finds that any security holder or proposed security holder, including a holder of the Notes, is not qualified pursuant to the existing laws, rules and regulations, and if as a result it determines that the licensee is no longer qualified to continue as a licensee, it can propose action necessary to protect the public interest, including the suspension or revocation of a license or permit. It may also issue, under penalty of revocation of the license, a condition of disqualification naming the person and declaring that such person may not (a) receive dividends or interest on securities of the licensee, (b) exercise any right conferred by securities of the licensee, (c) receive remuneration or any other economic benefit from the licensee or (d) continue in an ownership or economic interest in the licensee or remain as a director, partner, officer, or manager of the licensee. A security issued by a licensee must generally disclose these restrictions.

Louisiana State Racing Commission

Pari-mutuel betting and the conducting of live horse race meets in Louisiana are strictly regulated by the Louisiana State Racing Commission, which was created pursuant to the Horse Racing Act. The Louisiana Racing Commission is comprised of ten members and is domiciled in New Orleans, Louisiana. In order to be approved to conduct a live race meet and to operate pari-mutuel wagering (including off-track betting), an applicant must show, among other things: racing experience; financial qualifications; moral and financial qualifications of the applicant and the applicant’s partners, officers and officials; the expected effect on the breeding and horse industry; and the expected effect on the State’s economy.

In 2000, we received from the Louisiana State Racing Commission a license to conduct live race meets and to operate pari-mutuel wagering at our existing horse racetrack. The initial term of this license is ten years subject to renewal in 2010. On December 19, 2002, we received approval to transfer our operations under our license from Lafayette Parish to St. Landry Parish upon completion of the new horse racetrack. As a condition to the approval of our racing license, we are required to offer pari-mutuel wagering in the defined casino gaming space at the time we begin conducting slot machine gaming. Our racino includes monitors and other equipment to facilitate live and simulcast wagering within the casino area in compliance with this condition.

The Louisiana State Racing Commission promulgates rules, regulations and conditions for the holding, conducting and operating of all racetracks in the state. Failure to adhere to these regulations may result in substantial fines or the suspension or revocation of our racing license. A revocation or suspension of the racing license would, in turn, result in the revocation or suspension of our gaming license to conduct slot machine operations. Any alteration in the regulation of these activities could have a material adverse effect on our operations.

Federal Regulation of Slot Machines

We are required to make annual filings with the U.S. Attorney General in connection with the sale, distribution or operation of slot machines. We are currently in compliance with such filing requirements.

Potential Changes in Tax and Regulatory Requirements

In the past, federal and state legislators and officials have proposed changes in tax laws affecting the gaming industry or the administration of those laws. Regulatory commissions and state legislatures sometimes consider limitations on the expansion of gaming in jurisdictions where we operate and other changes in gaming laws and regulations. Proposals at the national level have included a federal gaming tax and limitations on the federal income tax deductibility of the cost of furnishing complimentary promotional items to customers, as well as various measures which would require withholding on amounts won by customers or on negotiated discounts provided to customers on amounts owed to gaming companies. It is not possible to determine with certainty the likelihood of possible changes in tax or other laws affecting our industry or in the administration of  those laws. Certain changes, if adopted, could have a material adverse effect on our financial results.

Liquor Regulations

Our sale of alcoholic beverages in Iowa is or will be subject to licensing, control and regulation by liquor agencies, which include the City of Dubuque and the Alcohol Beverage Control Division of the Iowa Department of Commerce. The applicable Iowa liquor laws allow the sale of liquor during legal hours which are Monday through Saturday from 6 a.m. to 2 a.m. the next day and Sunday from 8 a.m. to 2 a.m. on Monday. Subject to few exceptions, all persons who have a financial interest in us, by ownership, loan or otherwise, must be disclosed in an application filed with, and are subject to investigation by, Iowa’s liquor agencies. Persons who have a direct or indirect interest in any Iowa liquor license, other than hotel or restaurant liquor licenses, may be prohibited from purchasing or holding our Existing Notes. All licenses are subject to annual renewal, are revocable and are not transferable. The liquor agencies have the full power to limit, condition, suspend or revoke any license or to place a liquor licensee on probation with or without conditions. Any disciplinary action could, and revocation would, have a material adverse effect upon the operations of our business. Many of our owners, officers and managers must be investigated by the liquor agencies in connection with our liquor permits. Changes in licensed positions must be approved by the liquor agencies.

Our sale of alcoholic beverages in Louisiana is subject to licensing, control and regulation by the State of Louisiana, Department of Revenue, Office of Alcohol and Tobacco Control, as well as the cities of Opelousas, Carencro, Port Allen, New Iberia and the parish of West Baton Rouge. The applicable liquor laws in the city of Opelousas where the racino is located allow the sale of liquor 24 hours a day 7 days a week.

United States Coast Guard

The Diamond Jo is also regulated by the United States Coast Guard, whose regulations affect boat design and stipulate on-board facilities, equipment and personnel, including requirements that each vessel be operated by a minimum complement of licensed personnel, in addition to restricting the number of persons who can be aboard the boat at any one time. Our riverboat must hold, and currently possesses, a Certificate of Inspection and a Certificate of Documentation from the United States Coast Guard. Loss of the Certificate of Inspection would preclude our use of the Diamond Jo as an operating riverboat. In addition, the riverboat is subject to United States Coast Guard regulations requiring periodic hull inspections. The United States Coast Guard, upon our request, allowed us to conduct an underwater hull inspection instead of the traditional out of water dry dock inspection. We completed the underwater inspection in March 2003. The underwater hull inspection did not result in any loss of services of the riverboat. We will be required to perform another hull inspection within 60 months from the date of the completion of the underwater hull inspection. At that time, we may again seek approval from the Coast Guard for an underwater hull inspection in order to avoid any loss of services of the riverboat, although no assurances can be given that the Coast Guard will agree to our request.

All of our marine employees employed on United States Coast Guard regulated vessels, even those who have nothing to do with the actual operation of the vessel, such as dealers, cocktail hostesses and security personnel, may be subject to maritime law at certain times of the year, which, among other things, exempts those employees from state limits on workers’ compensation awards. We maintain workers’ compensation insurance in compliance with applicable Iowa law.

The Maritime Transportation Security Act and Homeland Security

The Maritime Transportation Security Act was passed and signed into law following the September 11, 2001 attacks. The Coast Guard has published regulations implementing the Act, requiring covered vessels and associated shore facilities to develop and implement comprehensive security plans for preventing and responding to potential terrorist threats. We are in the process of implementing an Alternative Security Plan at the Diamond Jo developed by the American Gaming Association to satisfy the Coast Guard regulations. However, it is not possible to predict the precise impact of these regulations, or other regulations relating to homeland security contemplated by the Coast Guard, upon access to our facility or gaming operations.

The Shipping Act of 1916; The Merchant Marine Act of 1936

The Shipping Act of 1916, and the Merchant Marine Act of 1936, and applicable regulations contain provisions which would prevent persons who are not citizens of the United States from holding in the aggregate more than 25% of our outstanding membership interests, directly or indirectly. Our and PGP’s respective operating agreements contain prohibitions against any purchase or transfer of our or PGP’s respective membership interests to any person or entity if, following the purchase or transfer, more than 25% of our membership interests are owned, directly or indirectly, by persons who are not citizens of the United States. Any such purchase or transfer in violation of our or PGP’s respective operating agreements is null and void, and we and PGP will not recognize the purchaser, transferee or purported beneficial owner as a direct or indirect holder of an interest in the Company or PGP, respectively, for any purpose. To the extent required by maritime laws, the managing member, managers and the officers of the Company and PGP must be citizens of the United States.

Other Regulations

We and our subsidiaries are subject to federal, state and local environmental and safety and health laws, regulations and ordinances that apply to non-gaming businesses generally, such as the Clean Air Act, Federal Water Pollution Control Act, Occupational Safety and Health Act, Resource Conservation Recovery Act, Oil Pollution Act of 1990 and Comprehensive Environmental Response, Compensation and Liability Act, each as amended. We have not incurred, and do not expect to incur, material expenditures with respect to these laws. There can be no assurances, however, that we will not incur material liability under these laws in the future.

ITEM 2.                                                     PROPERTIES

We own a fee interest in the dockside pavilion, consisting of approximately 36,000 square feet, a surface parking lot within close proximity to the dockside pavilion, and the walkway connecting the dockside pavilion to the ramp, which leads to where the Diamond Jo is moored.

In addition to the properties we purchased, we currently lease property used as surface parking consisting of approximately 194 parking spaces that are in close proximity to the Diamond Jo. This leased property is currently owned by the City of Dubuque and leased to DRA, which in turn subleases this property to us. The sublease requires us to pay one dollar per year as rent. The terms of the DRA lease with the City of Dubuque and our sublease with the DRA have each been extended through December 31, 2008.

We are also party to a parking agreement by and among the City of Dubuque, DRA, the Dubuque County Historical Society and the Spirit of Dubuque, which governs the use of additional parking spaces we currently use. This parking agreement gives our patrons the right to use the approximately 194 parking spaces currently subleased from DRA. The agreement also gives our patrons and employees the non-exclusive right to use approximately 633 additional parking spaces that are owned by the City of Dubuque and the Dubuque County Historical Society and are located in close proximity to the Diamond Jo. In exchange for these parking rights and the extension of the sublease with the DRA, we are required, under some circumstances, to share costs of maintaining the subleased parking lots.

We lease the land on which our existing horse racetrack in Lafayette is located and own the related building and improvements. The ground lease annual rental is $0 per year, and the lease term expires on the earlier of December 31, 2004 or the first day we open a new racetrack facility for business in St. Landry Parish, Louisiana.

Our new racino sits on and is bounded by approximately 649 acres of owned land located in Opelousas that we purchased in 2002 and 2003.

Subsequent to the initial acquisition of approximately 532 aces of land in 2002, in May 2003 we executed three separate purchase agreements to purchase approximately 10.78 acres of land adjacent to the new racino for a total cost of $842,466.

In October 2003, we executed two separate purchase agreements to purchase approximately 106 acres of land adjacent to the new racino. Under the first purchase agreement, we purchased approximately 13 acres for a total purchase price of $550,000. Under the second purchase agreement, we purchased an additional 93 acres of land, divided into seven approximately equal parcels, for a total purchase price of $3,850,000, which was financed by issuing a $3,850,000 note payable to the seller. The note is payable in seven equal annual installments of $550,000 beginning October 24, 2004 and bears interest at a rate of 4.75% of the unpaid balance due monthly in arrears on the fifth day of each month beginning on December 5, 2003. The note is collateralized by a mortgage on the property. Simultaneously with the payment of each $550,000 annual installment discussed above, seller agrees to release one of the remaining parcels from the mortgage.

In addition to our existing horse racetrack and new racino, we own the land, building and improvements of our Port Allen OTB and lease the facility that comprises our New Iberia OTB.

ITEM 3.                                                     LEGAL PROCEEDINGS

Neither we nor our subsidiaries are a party to, and none of our nor our subsidiaries’ property is the subject of, any pending legal proceedings other than litigation arising in the normal course of business. We do not believe that adverse determinations in any or all such other litigation would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                                                   MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for any of the Company’s common equity securities.

As of March 15, 2004, PGP was the only holder of record of the common equity of the Company.  The Company paid distributions of $1,557,143, $1,260,012 and $1,760,908 in 2003, 2002 and 2001, respectively, to PGP in respect of (i) compensation for certain consulting and financial advisory services rendered by certain executive officers of PGP, (ii) board fees and expenses paid to the members of the board of managers of PGP, and (iii) tax, accounting, legal and administrative costs and expenses of PGP.

ITEM 6.                                                     SELECTED FINANCIAL DATA

The following table represents selected financial data of the Company or its predecessor companies, Greater Dubuque Riverboat Entertainment Company and Harbor Community Investment, L.C., for the five years ended December 31, 2003.

The selected historical financial data for the five years ended December 31, 2003 are derived from audited financial statements of the Company or its predecessor combined companies.  The Company acquired the operations of the predecessor companies on July 15, 1999.  The selected financial data set forth below should be read in conjunction with, and is qualified in its entirety by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s financial statements and the related notes included elsewhere in this document.

As set forth in the table below, the amount of non-recurring expenses consists of non-recurring charges related to sale of business and litigation involving the prior owners of the Diamond Jo and Greater Dubuque Riverboat Entertainment Company as well as organizational costs and severance expenses incurred by the Company during the period July 15, 1999 (date of inception) to December 31, 1999.  For purposes of determining the ratio of earnings to fixed charges, earnings are defined as income before income taxes plus fixed charges.  Fixed charges include interest expense on all indebtedness, amortization of deferred financing costs and bond discount, preferred member distributions and minority interest.  The Company’s ratio of earnings to fixed charges for the period from July 15, 1999 (date of inception) to December 31, 1999 would have been 1.1x if the start-up and organizational costs expensed during this period were excluded.

Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC)	Pro Forma	Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC	Predecessor Companies
2003	2002	2001	2000	1999	Period from July 15, 1999 to December 31,1999	Period from January 1, 1999 to July 14, 1999
(Dollars in thousands)
Statement of Operations Data
Revenues:
Casino	$56,795	$48,262	$47,710	$45,519	$44,916	$21,153	$23,763
Racing	17,774	15,510
Food and beverage	4,565	3,886	2,745	2,663	2,643	1,235	1,408
Other	589	145	132	169	243	122	121
Less: Promotional allowances	(3,221)	(2,615)	(2,470)	(2,599)	(1,927)	(1,017)	(910)
Net revenues	76,502	65,188	48,117	45,752	45,875	21,493	24,382

Expenses:
Casino	23,533	20,555	20,375	19,517	18,399	8,599	9,800
Racing	14,646	12,651
Food and beverage	4,282	3,820	2,857	2,856	2,808	1,328	1,480
Boat operations	2,322	2,296	2,259	2,242	2,100	991	1,109
Other	443	27	22	37	37	16	21
Selling, general and administrative	12,343	8,740	6,681	6,459	7,383	3,736	3,647
Depreciation and amortization	3,324	2,950	3,963	3,571	2,698	1,541	1,157
Pre-opening expense	3,257
Development costs	102
Litigation settlement	1,600
Referendum	771
State of Wisconsin government relations	55	147
Non-recurring expenses	5,005	3,134	1,871
Total expenses	64,252	53,465	36,304	34,682	38,430	19,345	19,085

Income From Operations	12,250	11,723	11,813	11,070	7,445	2,148	5,297
Other Income (Expense)
Interest income	490	46	184	434	231	155	76
Interest expense, net of amounts capitalized	(25,072)	(11,888)	(9,640)	(9,507)	(4,714)	(4,383)	(331)
Interest expense related to preferred members’ interest, redeemable	(180)
Loss on sale of assets	(50)	(8)	(152)	(122)	(166)	(68)	(98)
Total other expense	(24,812)	(11,850)	(9,608)	(9,195)	(4,649)	(4,296)	(353)

Preferred member distributions	(180)	(373)	(386)	(630)	(289)	(289)
Minority interest	(232)
Net income (loss) to common interests	$(12,742)	$(732)	$1,819	$1,245	$2,507	$(2,437)	$4,944

Ratio of earnings to fixed charges	0.5	x	0.9	x	1.2	x	1.1	x	.4	x	13.5	x

Other Data
Cash flows from operating activities	$769	$11,784	$7,250	$4,951	$2,475	$6,134
Cash flows from investing activities	(94,695)	(37,790)	(2,816)	(2,409)	(68,611)	80
Cash flows from financing activities	104,575	(28,993)	(5,273)	(2,099)	74,055	(8,277)
Distributions to common members	1,557	1,260	1,761	1,918	286	5,258

Balance Sheet Data:	2003	2002	2001	2000	1999
Current assets	$40,227	$12,160	$8,034	$9,134	$8,765
Total assets	261,519	126,448	84,374	86,788	88,175
Current liabilities	46,321	35,358	3,964	3,533	4,370
Total debt (1)	228,825	102,944	70,860	70,764	70,680
Preferred member interest, redeemable (1)	—	4,000	4,000	7,000	7,000
Total members’ equity (deficit)	(10,629)	3,671	5,663	5,604	6,277

(1)                                  In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires the issuer to classify a financial instrument that is within the scope of the standard as a liability if such financial instrument embodies an obligation of the issuer. As a result of the adoption of SFAS No. 150 on July 1, 2003, we reclassified our $4 million mandatory redeemable preferred members’ interest from the mezzanine section of the consolidated balance sheet to long-term debt. Further, preferred member distributions paid or accrued subsequent to adoption of SFAS No. 150 are required to be presented as interest expense separately from interest due to other creditors. We are precluded from reclassifying prior period amounts pursuant to this standard.

(2)                                  For purposes of determining the ratio of earnings to fixed charges, earnings are defined as income before income taxes plus fixed charges. Fixed charges include interest expense on all indebtedness and amortization of deferred financing costs. Earnings were insufficient to cover fixed charges for the period from July 15, 1999 to December 31, 1999 and for the fiscal years ended December 31, 2002 and 2003 by $2.4 million, $.07 million and $12.7 million, respectively.

ITEM 7.                                                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our “Selected Financial Data” and the financial statements and the related notes thereto appearing elsewhere in this report.

Forward Looking Statements

Some statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” or “anticipate” and other similar words.  These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends.  Although we believe that the plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved.  Actual results may differ from projected results due, but not limited, to unforeseen developments, including developments relating to the following:

•                  the availability and adequacy of our cash flow to satisfy our obligations, including payment of the Peninsula Notes and additional funds required to support capital improvements and development,

•                  economic, competitive, demographic, business and other conditions in our local and regional markets,

•                  changes or developments in the laws, regulations or taxes in the gaming and horse racing industry,

•                  actions taken or omitted to be taken by third parties, including customers, suppliers, competitors, members and shareholders, as well as legislative, regulatory, judicial and other governmental authorities,

•                  changes in business strategy, capital improvements, development plans, including those due to environmental remediation concerns, or changes in personnel or their compensation, including federal, state and local minimum wage requirements,

•                  the loss of any license or permit, including the failure to obtain an unconditional renewal of a required gaming license on a timely basis,

•                  the termination of our operating agreement with the Dubuque Racing Association, Ltd. or the failure of the Dubuque Racing Association, Ltd. to continue as our “qualified sponsoring organization,”

•                  the loss of our riverboat casino or land-based facilities due to casualty, weather, mechanical failure or any extended or extraordinary maintenance or inspection that may be required,

•                  potential exposure to environmental liabilities, changes or developments in the laws, regulations or taxes in the gaming or horse racing industry or a decline in the public acceptance of gaming or horse racing and other unforeseen difficulties associated with a new venture,

•                  adverse circumstances, changes, developments or events relating to or resulting from our ownership and control of OED,

•                  other factors discussed in our other filings with the Securities and Exchange Commission.

Overview

We own and operate (1) the Diamond Jo riverboat casino in Dubuque, Iowa with 749 slot machines and 17 table games, (2) the new Evangeline Downs racino development with 1,627 slot machines in Opelousas, Louisiana, (3) two OTBs, one in Port Allen, Louisiana and one in New Iberia, Louisiana, and (4) an existing horse racetrack near Lafayette, Louisiana. In December 2003 we began casino operations at the new racino and expect to begin racing operations in the second half of 2004 upon completion of the horse racing facilities for remaining capital expenditures of approximately $17.5 million as of December 31, 2003. Upon completion of such horse racing facilities at the new racino, we will close operations at the existing horse racetrack. During 2003, we also renovated our Port Allen OTB and began offering 100 video poker machines in May 2003. Through December 2003, these video poker machines were operated by a third-party until we received a license to operate them ourselves.

Our operations began with the acquisition of the Diamond Jo in 1999 for $77.0 million. The Diamond Jo opened in May 1994 and was doubled in size by the replacement of the original smaller riverboat casino with the current riverboat casino in October 1995.

During 2002, through a series of related transactions, we acquired OED for approximately $30.5 million. At that time, OED’s operations consisted of the existing horse racetrack near Lafayette and the two OTBs. We situated the racino in Opelousas, which is in St. Landry Parish, because St. Landry Parish permits slot machines while Lafayette Parish, where the existing horse racetrack is located, does not permit slot machines.

From 2000 to 2003 our net revenues have grown from $45.8 million to $76.5 million and our Adjusted EBITDA has grown from $14.6 million to $19.3 million. During 2003, $22.5 million and $0.9 million of net revenues and Adjusted EBITDA, respectively, were derived from our operations in Louisiana. Such operations were comprised largely of racing operations at the existing horse racetrack near Lafayette and the two OTBs. We attribute the remaining increase at the Diamond Jo to, among other things, our successful operating strategies that focus on maintaining a loyal customer base, maximizing game play and profitability through targeted marketing, and attracting new customers. In addition, during 2003 the City of Dubuque substantially completed its $188 million redevelopment project in the Port of Dubuque, where the Diamond Jo is located. We expect our operations to continue to benefit from this redevelopment project, which was designed to enhance the attractiveness of the Port of Dubuque as a convention center and tourist destination, by generating increased foot traffic around the site of, and increased admissions to, the Diamond Jo.

We are experiencing substantial growth. The Diamond Jo’s net revenues grew 11.1% to $54.0 million and Adjusted EBITDA grew 18.0% to $18.4 million for 2003 compared to 2002. We attribute this growth principally to the completion of the $188 million America’s River Project in the Port of Dubuque where the Diamond Jo is located. We believe this project, along with our marketing efforts, will continue to foster growth at the Diamond Jo. In December 2003, we began casino operations at Evangeline Downs which currently has 1,627 slot machines. In January 2004 Evangeline Downs generated casino gaming revenues of $6.0 million, or approximately $193,500 per day. In February 2004 these figures increased to $6.3 million and $216,000 per day, representing a per day increase of 11.6%. Evangeline Downs’ database of players increased nearly 100% in January, from approximately 14,400 to approximately 28,500, and over 20% in February, to approximately 35,100. There currently are over 40,000 players in Evangeline Downs’ database. We believe our casino gaming revenues at Evangeline Downs will continue to grow as we further develop our database of players and switch our focus from awareness to target marketing. In addition, in December 2003 we began operating 100 video poker machines at our OTB in Port Allen, Louisiana.

Results of Operations

Our results of operations discussed below include the combined results of operations of the Diamond Jo riverboat casino in Dubuque, Iowa for the years ended December 31, 2003, 2002 and 2001 and the results of operations of Evangeline Downs racino in Opelousas and near Lafayette, Louisiana for the year ended December 31, 2003 and the period February 15, 2002 (the date OED was acquired) through December 31, 2002.

Statement of Operations Data

	Diamond Jo			Evangeline Downs
	Years Ended December 31,
	2003	2002	2001	Year Ended December 31, 2003	Period from February 15, 2002 to December 31, 2002
Revenues:
Casino	$53,567,052	$48,262,485	$47,710,208	$3,227,477	—
Racing				17,773,481	$15,509,989
Food and beverage	3,027,064	2,806,118	2,745,333	1,538,374	1,080,208
Other	421,907	144,817	131,916	167,361	—
Less promotional allowances	(3,011,987)	(2,615,355)	(2,470,310)	(209,147)	—
Net revenues	54,004,036	48,598,065	48,117,147	22,497,546	16,590,197
Expenses:
Casino	21,624,237	20,554,920	20,375,265	1,908,730	—
Racing				14,646,351	12,650,996
Food and beverage	2,781,945	2,822,160	2,856,568	1,500,065	998,205
Boat operations	2,322,126	2,295,771	2,259,314	—	—
Other	383,030	27,471	21,801	59,934	—
Selling, general and administrative	8,890,080	7,285,166	6,680,581	3,452,507	1,454,476
Depreciation and amortization	2,499,597	2,766,543	3,963,350	823,944	183,826
Pre-opening expense	—	—	—	3,256,963	—
Development costs	102,272	—	—	—	—
Litigation settlement	—	—	—	—	1,600,000
Referendum	—	771,111	—	—	—
State of Wisconsin government relations	—	55,000	147,163	—	—
Total expenses	38,603,287	36,578,142	36,304,042	25,648,494	16,887,503
Income from operations	$15,400,749	$12,019,923	$11,813,105	$(3,150,948)	$(297,306)

2003 Compared to 2002

Net revenues increased 17.4% to $76.5 million for the year ended December 31, 2003 from $65.2 million for the year ended December 31, 2002. The majority of this increase is due to an increase in the Diamond Jo’s slot revenue of 10.7%, or $4.5 million, for the year ended December 31, 2003 compared to the year ended December 31, 2002, primarily due to an increase in coin-in of 9.5% over the same period. We believe this increase in slot revenue was largely attributable to the recent economic development in the Port of Dubuque known as the America’s River Project, where the Diamond Jo is located, which includes the opening of a new riverwalk and related amenities, a new riverfront hotel, which includes an indoor water park and the National Mississippi River Museum and Aquarium. The increase in slot revenue was also attributable to (i) the construction of our new outdoor entertainment venue featuring nationally recognized musicians weekly from June through September, (ii) a decrease in competition in the Eastern Iowa market due to the temporary closing of a Native American casino approximately 125 miles southwest of the Diamond Jo and (iii) internal factors such as targeted promotions to capitalize on opportunities related to the Port of Dubuque development and reduced competition noted above as well as our continued focus on targeted players club promotions and maintenance of our slot mix, which includes the addition of 47 nickel slot machines. In addition, our table game revenue at the Diamond Jo increased 13.3%, or $0.8 million, for the year ended December 31, 2003 compared to the year ended December 31, 2002, primarily due to an increase in the total table game drop of 6.0% and a 1.3 percentage point increase in our table game hold percentage over the same period. The majority of the remaining increase in our net revenues was due to an increase in net revenues at OED. Net revenues at OED increased due primarily to an increase in casino revenue of $3.2 million derived from OED’s new racino which opened its doors to the public on December 19, 2003 and an increase in racing revenues of $2.3 million due primarily to the fact that we did not acquire a 50% interest in OED until February 15, 2002, as well as an increase in video poker revenues of approximately $0.6 million at OED’s renovated OTB in Port Allen, Louisiana. Our results of operations during the period ended December 31, 2002 only include ten and one-half months of OED operations compared to a full twelve months of operations during the year ended December 31, 2003.

Casino gaming win in the Dubuque market increased 9.6% to $97.2 million for the year ended December 31, 2003 from $88.7 million for the year ended December 31, 2002. We believe this increase was primarily due to our ability to capitalize on the recent economic development in the Port of Dubuque, a decrease in competition in the Eastern Iowa market, strategic use of targeted players club promotions and a continued focus on maintenance of our slot mix as noted above combined with a continued focus by operators at the DGP on maintenance of their slot mix during such periods as well as benefiting from the reduced competition in the Eastern Iowa market as noted above. Our share of the Dubuque market casino gaming win increased to 55.1% for the year ended December 31, 2003 from 54.4% for the year ended December 31, 2002. Our casino revenues at the Diamond Jo increased 11.0% to $53.6 million for the year ended December 31, 2003 from $48.3 million for the year ended December 31, 2002. This percentage increase was the third highest percentage increase in casino revenues for all thirteen casinos in the State of Iowa as reported to the Iowa Gaming Commission for the year ended December 31, 2003 compared to the year ended December 31, 2002. This increase was due to a 10.7% increase in slot revenues and a 13.3% increase in table game revenues as discussed above. Casino revenues at the Diamond Jo were derived 87.6% from slot machines and 12.4% from table games for the year ended December 31, 2003 compared to 87.8% from slot machines and 12.2% from table games for the year ended December 31, 2002. Consistent with an increase in casino revenue, our casino win per gaming position per day at the Diamond Jo increased 9.1% to $171 for the year ended December 31, 2003 from $157 for the year ended December 31, 2002. Admissions to the casinos in the Dubuque market increased 6.1% to 2,080,000 for the year ended December 31, 2003 from 1,960,000 for the year ended December 31, 2002. For the year ended December 31, 2003, our share of the Dubuque market casino admissions increased to 50.7% from 50.5% for the year ended December 31, 2002. Our admissions at the Diamond Jo for the year ended December 31, 2003 increased 6.5% to 1,054,000 from 990,000 for the year ended December 31, 2002. For the year ended December 31, 2003 our casino win per admission at the Diamond Jo increased 4.2% to $50.81 from $48.76 for the year ended December 31, 2002. Casino revenues of $3.2 million at OED consisted solely of revenues from slot machines at OED’s recently opened racino. Casino win per position at OED was $236 for the year ended December 31, 2003.

Racing revenues at OED for the year ended December 31, 2003 were $17.8 million compared to $15.5 million for the period February 15, 2002 (the date OED was acquired) to December 31, 2003. The increase in racing revenues was directly related to the timing of the acquisition of OED as discussed above and an increase in video poker revenues of $0.6 million resulting from OED’s Port Allen OTB facility renovation and the installation of 100 video poker machines during the second quarter of 2003.

Net food and beverage revenues, other revenues and promotional allowances increased $0.5 million during the year ended December 31, 2003 compared to the year ended December 31, 2002 due primarily to food & beverage revenues generated from OED’s new racino and revenues from the Diamond Jo’s new outdoor entertainment venue as discussed above.

Casino operating expenses increased 14.5%, or $3.0 million, to $23.5 million for the year ended December 31, 2003 from $20.6 million for the year ended December 31, 2002 due primarily to (i) casino expenses at OED of $1.9 million primarily related to purse supplements and gaming taxes which are based on net casino revenues and casino related payroll and (ii) an increase in gaming taxes at the Diamond Jo of $1.1 million associated with our increased casino revenues. Racing expenses increased 15.8% to $14.6 million for the year ended December 31, 2003 from $12.7 million for the period ended December 31, 2002 due primarily to (i) timing of the acquisition of OED in 2002 as discussed above and (ii) an increase in operating expenses of $0.6 million related to the addition of 100 new video gaming devices at OED’s renovated OTB in Port Allen, Louisiana. Food and beverage expenses increased

12.1%, or $0.5 million, to $4.3 million for the year ended December 31, 2003 from $3.8 million for the year ended December 31, 2002 due primarily to food and beverage expenses at OED related to the opening of OED’s new racino. Boat operation expenses at the Diamond Jo were substantially unchanged at $2.3 million for the year ended December 31, 2003 and 2002. Other expenses increased $0.4 million primarily due to costs associated with the Diamond Jo’s new outdoor entertainment venue as discussed above.

Selling, general and administrative expenses increased 41.2% to $12.3 million for the year ended December 31, 2003 from $8.7 million for the year ended December 31, 2002. This increase was due to (i) an increase in general and administrative expenses at OED of $2.0 million due primarily to payroll, marketing and other general and administrative expenses associated with the new racino and the timing of the acquisition of OED (as discussed above), including an increase in professional fees at OED of approximately $0.2 million and an increase in insurance expense at OED of approximately $0.2 million, and (ii) an increase in general and administrative expenses at the Diamond Jo of approximately $1.6 million due primarily to an increase in management compensation at the Diamond Jo of $0.6 million, an increase in donations of $0.3 million related to a charitable giving agreement with an Iowa non-for-profit organization and an increase in insurance expense at the Diamond Jo of $0.1 million.

Pre-opening expenses of $3.3 million for the year ended December 31, 2003 relate to payroll and other expenses incurred by OED with respect to start-up activities surrounding the racino project. Development costs of approximately $0.1 million related to expenses incurred relative to us entering into an exclusive agreement with the Worth County Development Authority pursuant to which the parties agreed to jointly submit an application for a license to operate a gaming facility in Worth County, Iowa. Under this agreement, we have agreed to design, construct, operate and manage a casino with no less than 700 gaming positions, a waterway, if necessary, a recreational vehicle park with a minimum capacity of 200 spaces, and, upon reaching a targeted rate of return on invested capital, a 100-room hotel development. Litigation settlement of $1.6 million for the year ended December 31, 2002 relates to OED’s settlement with the Louisiana Horsemen’s Benevolent and Protective Association 1993, Inc. (the “LHBPA”) in February 2003. Referendum costs of $0.8 million during the year ended December 31, 2002 relate to various advertising and promotional expenses to promote the approval of continued gaming on riverboats in Dubuque County in 2002. During 2002, we incurred expenses of $55,000 related to a governmental relations services agreement with respect to gaming issues and developments in the State of Wisconsin which might affect us and our gaming operations. We do not plan to incur any additional expenses to provide such governmental relations services relative to the State of Wisconsin.

Depreciation and amortization expenses increased 12.6% to $3.3 million for the year ended December 31, 2003 from $3.0 million for the year ended December 31, 2002 due primarily to depreciation of property and equipment at OED’s racino of approximately $0.3 million during the period December 19, 2003 (date at which the racino was opened to the public) through December 31, 2003. During the first quarter of 2002, we performed a transitional impairment test on goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” and determined the estimated fair value of the Company exceeded its carrying value as of that date. During the first quarter of 2003, we performed its annual impairment test on goodwill in accordance with SFAS No. 142 and determined that the estimated fair value the Company exceeded its carrying value as of that date. Based on that review, management determined that there was no impairment of goodwill.

Net interest expense, including interest expense related to our redeemable preferred member interests, increased 109.1% to $24.8 million for the year ended December 31, 2003 from $11.8 million for the year ended December 31, 2002. This increase is due to (i) an increase in net interest expense at OED of $12.7 million primarily associated with interest on the OED Notes and on OED’s senior credit facilities with Wells Fargo Foothill, the amortization and write-off of deferred financing costs associated with OED’s term loan with Wells Fargo Foothill, the PGP Note (as defined below) and the WET2 Note (as defined below) (all of which were repaid in February 2003 with the proceeds of the offering of the OED Notes) and timing of the OED acquisition as discussed above, (ii) our adoption of FASB Statement No. 150 on July 1, 2003 which requires that interest expense associated with our redeemable preferred members interest be included in interest expense (prior to July 1, 2003, this amount was included as a separate line item above “Net income for common members’ interest” and not included in “Total other expenses” with interest expense) and (iii) interest associated with our senior secured credit facility with Wells Fargo Foothill dated February 23, 2001 (the “DJL Credit Facility”), $12.0 million of which was drawn down by DJL on February 15, 2002 to consummate the acquisition of OED, resulting in twelve months of interest during the year ended December 31, 2003 compared to only ten and one-half months of interest during the year ended December 31, 2002. Interest expense of approximately $2.2 million and $0.1 million was capitalized as part of our construction of the racino during 2003 and 2002, respectively. The “PGP Note” means the note payable to PGP, issued by OEDA, bearing interest at a rate of 7% until January 31, 2003, thereafter at 8% until February 28, 2003, thereafter at 9% until March 31, 2003, and thereafter at the greater of 12% or the fixed rate on the OED Notes, and maturing on June 30, 2003. The “WET2 Note” means the note payable to WET2, bearing interest at a rate of 7% until March 31, 2003, and thereafter at the greater of 12% or the fixed rate on the OED Notes, and maturing on June 30, 2003.

2002 Compared to 2001

Net revenues increased 35.5% to $65.2 million for 2002 from $48.1 million for 2001 primarily due to net revenues from OED of $16.6 million and an increase in the Diamond Jo’s casino revenues of $0.6 million. This increase in casino revenue was due to an increase in slot revenue of 3.8%, or $1.6 million for 2002 compared to 2001. This increase in slot revenues was a result of an increased marketing focus on the addition of new players club members as well as on targeting players club promotions towards more profitable market segments and an increase in the number of slot machines on the gaming floor. This increase in slot revenues was offset by a decrease in table games revenue at the Diamond Jo of $1.0 million. This decrease was a direct result of a 0.9 percentage point decrease in our table game hold percentage and a 10.4% decrease in table game drop.

Casino gaming win in the Dubuque market increased 2.8% to $88.7 million for 2002 from $86.3 million for 2001. We believe this increase was primarily due to targeted players club promotions and a continued focus on maintenance of our slot mix as well as a continued focus by operators at the DGP on maintenance of their slot mix during such period. Our share of the Dubuque market casino gaming win decreased slightly to 54.4% for 2002 from 55.3% for 2001. This decrease was attributed to a decrease in our table game revenue as discussed above. Our casino revenues increased 1.2% to $48.3 million for 2002 from $47.7 million for 2001. This increase was due to an increase in slot revenue offset by a decrease in table game revenues as discussed above. Casino revenues were derived 87.8% from slot machines and 12.2% from table games for 2002 compared to 85.6% from slot machines and 14.4% from table games for 2001. Consistent with an increase in casino revenue, our casino win per gaming position per day at the Diamond Jo increased 4.0% to $157 for 2002 from $151 for 2001. Admissions to the casinos in the Dubuque market increased slightly to 1,959,709 for 2002 from 1,946,326 for 2001. For 2002, our share of the Dubuque market casino admissions decreased to 50.5% from 51.7% for 2001. We believe this decrease was primarily attributable to our targeted use of marketing dollars directed primarily towards more profitable market segments during 2002 compared to 2001. Our admissions at the Diamond Jo for 2002 decreased slightly to 989,865 for 2002 from 1,006,237 for 2001. For 2002 our casino win per admission at the Diamond Jo increased 2.8% to $48.76 from $47.41 for 2001.

Racing revenues of $15.5 million related solely to revenues at OED for the period February 15, 2002 (the date OED was acquired) to December 31, 2002. Net food and beverage revenues, other revenues and promotional allowances increased to $1.4 million for 2002 from $0.4 million for 2001 due to food and beverage revenues at OED of $1.0 million.

Casino operating expenses at the Diamond Jo increased slightly to $20.6 million for 2002 from $20.4 million for 2001 due mainly to an increase in gaming taxes paid, as a result of an increase in gaming revenues, of $0.1 million and an increase in the state admission fee imposed by the State of Iowa of $0.1 million. Racing expenses at OED were $12.7 million for the period February 15, 2002 (the date OED was acquired) to December 31, 2002. Food and beverage expenses increased to $3.8 million for 2002 from $2.9 million for 2001 due primarily to food and beverage expenses from OED of $0.9 million. Boat operation expenses and other expenses were $2.3 million for 2002 and 2001. Selling, general and administrative expenses increased to $8.7 million for 2002 from $6.7 million for 2001. This increase in such expenses resulted from selling, general and administrative expenses at OED of $1.5 million, an increase in legal expenses of approximately $0.3 million (resulting primarily from a credit of $0.2 million in legal expense during the prior year), and an increase in management bonuses of $0.2 million. Depreciation and amortization expenses decreased 25.6% to $3.0 million for 2002 from $4.0 million for 2001. This decrease was due to adoption of SFAS 142 which provides that goodwill and certain indefinite lived intangible assets will no longer be amortized but will be reviewed at least annually for impairment and written down and charged to income when their recorded value exceeds their estimated fair value. Goodwill amortization during 2001 was approximately $1.4 million. This decrease was offset by an increase in depreciation at the Diamond Jo of $0.2 million and at OED of $0.2 million. Litigation settlement of $1.6 million relates to OED’s settlement with the LHBPA in February 2003. Although the settlement occurred after the date of the financial statements, Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies”

requires DJL to accrue the loss contingency during 2002. During 2002, DJL incurred various advertising, promotional and other referendum related expenses totaling $0.8 million to promote the approval of continued gaming on riverboats in Dubuque County. During 2002 and 2001, DJL incurred expenses of $55,000 and $147,163, respectively, related to a governmental relations services agreement with respect to gaming issues and developments in the State of Wisconsin which might affect DJL and its gaming operations.

Net interest expense increased 25.2% to $11.8 million for 2002 from $9.5 million for 2001. This increase was due to an increase in interest expense of $1.2 million associated with our senior credit facility with Wells Fargo Foothill providing for commitments of up to $12.5 million which terminate in 2005, $12.0 million of which was drawn down by DJL on February 15, 2002 to consummate an investment in OED and net interest expense at OED of $1.1 million. Interest expense of approximately $0.1 million was capitalized as part of our construction of the racino during 2002.

Liquidity and Capital Resources

Cash Flows from Operating, Investing and Financing Activities

Our cash balance increased $10.6 million during the year ended December 31, 2003 to $21.2 million from $10.5 million at December 31, 2002.

Cash flows used in operating activities of $0.8 million for the year ended December 31, 2003 consisted of a net loss of $12.7 million increased by non-cash charges of $6.7 million, principally depreciation and amortization and write-off and amortization of deferred financing costs and an increase in working capital of $6.8 million. The change in working capital is primarily due to an increase in accrued interest of approximately $5.3 million related to the OED Notes and an increase in accrued payroll of $1.5 million primarily related to the opening of OED’s racino in December 2003.

Cash flows used in investing activities for the year ended December 31, 2003 was $94.7 million consisting of (i) an increase in restricted cash—racino project and restricted investments of $43.9 million related to the investment of unused proceeds from the OED Notes into interest bearing cash equivalents and investments whose distribution is restricted as outlined in the Cash Collateral and Disbursement Agreement, (ii) approximately $55.3 million for construction, architecture fees and other development costs associated with the racino project and the purchase of land at St. Landry Parish where the racino is being developed, (iii) approximately $1.8 million in development costs related to the OED acquisition and OED’s racing and gaming licenses and (iv) cash outflows of approximately $2.2 million used for capital expenditures mainly related to the purchase of new slot machines at the Diamond Jo and video poker machines at OED’s Port Allen OTB, the construction of our concert area adjacent to the Diamond Jo which hosts weekly concerts throughout the summer months and the renovation of OED’s Port Allen OTB to accommodate the purchase and installation of 100 video poker machines. These cash outflows were offset by (i) cash proceeds from the maturity of restricted investments of $8.1 million, the proceeds of which were used to make the first interest payment on the OED Notes due September 1, 2003 and (ii) cash proceeds from the sale of assets of $0.4 million. We expect additional capital expenditures at the Diamond Jo and OED (other than the capital expenditures related to the racino project) to be approximately $2.0 million and $1.5 million, respectively, for the year ended December 31, 2004.

Cash flows from financing activities for the year ended December 31, 2003 of $104.6 million reflects the net proceeds from the offering of the OED Notes of $120.7 million, proceeds from OED’s draws under its $15.0 million senior secured credit facility with Wells Fargo Foothill dated June 24, 2003, as amended September 22, 2003, December 10, 2003 and December 24, 2003 (the “OED Credit Facility”) and its $16.0 million FF&E credit facility with Wells Fargo Foothill dated September 22, 2003 (the “OED FF&E Facility”) of $17.6 million. These proceeds were offset by (i) principal payments to extinguish OED’s obligations under OED’s term loan with Wells Fargo Foothill, the PGP Note and the WET2 Note totaling $20.1 million, (ii) deferred financing costs paid of $11.5 million associated with the issuance of the OED Notes, the OED Credit Facility and the OED FF&E Credit Facility, (iii) member distributions of $1.6 million and (iv) aggregate principal payments on borrowings under the DJL Credit Facility of $0.6 million.

As of December 31, 2003, DJL had $11.3 million outstanding under the DJL Credit Facility and OED had $5.1 million and $12.5 million outstanding under the OED Credit Facility and the OED FF&E Facility, respectively. Approximately $24.2 million of the net proceeds from the sale of the OED Notes were deposited into an interest reserve account in order to pay the first three payments of fixed interest on the OED Notes. Although OED’s earnings for the year ended December 31, 2003 are not sufficient to cover their current fixed charges (which consist of interest on the OED Notes, including capitalized interest), OED does have sufficient funds deposited in the interest reserve account to satisfy its obligations under the OED Notes until March 1, 2005, after which, OED anticipates satisfying its interest obligations out of earnings from operations. In September 2003, $8.1 million of the initial proceeds deposited into the interest reserve account, along with interest earned on those proceeds, were used to pay the first fixed interest payment on the OED Notes.

Financing Activities

The obligations of DJL under the DJL Credit Facility are senior to our obligations under the DJL Notes. The DJL Credit Facility contains, among other things, covenants, representations and warranties and events of default customary for loans of this type. The most significant covenants include a minimum “EBITDA” (as defined therein) requirement and the maintenance of certain financial ratios that limit our ability to make distributions and incur debt. At December 31, 2003 and 2002, DJL was in compliance with all such covenants. At December 31, 2003, DJL had outstanding borrowings of $11.3 million under the DJL Credit Facility.

On March 19, 2004, we amended the DJL Credit Facility (the “DJL Credit Facility Amendment”).  Under the terms of the DJL Credit Facility Amendment, the minimum interest rate on all outstanding borrowings under DJL Credit Facility less than $10.0 million was reduced to 5.5% and the term of the DJL Credit Facility was extended by one year to March 12, 2006.

OED’s obligations under the OED Credit Facility are secured by a lien on substantially all of its and its subsidiaries’ current and future assets, other than the construction disbursement, interest reserve, completion reserve and excess cash flow accounts and certain other excluded assets as well as a pledge by OEDA of the capital stock of OED. Pursuant to the intercreditor agreement described below, the lien on the collateral securing the OED Credit Facility is senior to the lien on such collateral securing the OED Notes.

The OED Credit Facility consists of a revolving credit facility which permits OED to request advances and letters of credit to finance working capital and other general corporate needs. Pursuant to the OED Credit Facility Amendments, OED had the ability to borrow up to $8.5 million (less amounts outstanding under letters of credit) at any one time outstanding during the period before the date that the casino portion of the racino has been completed and, among other things, is open for business to the general public and construction costs for the casino have been paid in full or, if such payments are not yet due on such date, that sufficient funds remain in the construction disbursement account to satisfy such payments in full (the “Phase I Completion Date”). All requirements under the definition of the Phase I Completion Date were met on January 9, 2004. For the period after the Phase I Completion Date but before the second anniversary of the Phase I Completion Date (the “Second Anniversary”), the total amount of credit that will be available to OED will be the lesser of $15.0 million and a specified borrowing base (the “Borrowing Base”). For the purposes of the OED Credit Facility, the Borrowing Base is the lesser of 30% of the amount of certain costs incurred by OED in connection with the construction of the racino project and 20% of the amount of the distressed-sale valuation of its and its subsidiaries’ operations and assets. After the Second Anniversary, the total amount of credit that will be available to OED will be the greater of (i) the lesser of $10.0 million and the Borrowing Base or (ii) the aggregate principal amount of all advances outstanding as of the Second Anniversary. At December 31, 2003, OED had outstanding borrowings of $5.1 million and outstanding letters of credit of $3.2 million under the OED Credit Facility.

All revolving loans and letters of credit issued under the OED Credit Facility will mature on June 24, 2006. Prior to the maturity date, funds borrowed under the OED Credit Facility may be borrowed, repaid and reborrowed, without premium or penalty. OED’s borrowings under the OED Credit Facility will bear interest at a base rate (a Wells Fargo prime rate) plus a margin of 2.50%. The interest rate payable under the OED Credit Facility will increase by 2% per annum during the continuance of an event of default. Under the OED Credit Facility, OED is also required to pay to the lender a letter of credit fee equal to 2% per annum on the daily balance of the undrawn amount of all outstanding letters of credit and to the institution issuing a letter of credit a fronting fee, in each case payable in arrears on a monthly basis.

The OED Credit Facility contains, among other things, covenants, representations and warranties and events of default customary for loans of this type. The most significant covenants include a minimum “EBITDA” (as defined therein) requirement and a maximum capital expenditure requirement. At December 31, 2003, OED was in compliance with all such covenants.

Concurrently with the closing of the OED Credit Facility, the trustee under the indenture for the OED Notes (as secured party) entered into an intercreditor agreement with Wells Fargo Foothill as the lender under such credit facility, providing, among other things, that the lien securing the indebtedness under the OED Credit Facility is senior to the lien securing the indebtedness under the OED Notes (except that the construction disbursement, interest reserve, completion reserve and excess cash flow accounts are security only for the OED Notes).

On September 22, 2003, OED entered into the OED FF&E Facility. Under the OED FF&E Facility, the lender agrees to make a series of term loans, up to a maximum amount of $16.0 million, to finance the purchase of gaming equipment and other furniture, fixtures and equipment. OED’s obligations under the OED FF&E Facility are, subject to certain limitations, secured by a first priority lien on all of the furniture, fixtures and equipment, and all proceeds and products thereof. At December 31, 2003, OED had outstanding borrowings of $12.5 million under the OED FF&E Facility.

Loans under the OED FF&E Facility are repayable in 48 equal monthly installments of principal, commencing on March 1, 2004, and continuing on the first day of each month thereafter until the unpaid balance of all loans are paid in full. The outstanding principal balance and all accrued and unpaid interest under all loans shall also be due and payable in full on March 1, 2008. Once borrowed, all loans may be prepaid in whole or in part without penalty or premium at any time during the term of this agreement. Amounts borrowed and repaid may not be reborrowed. OED’s borrowings under the OED FF&E Facility bear interest at a base rate (a Wells Fargo prime rate) plus a margin of 2.50%, but at no time shall the interest rate be less than 6%. The interest rate payable under the OED FF&E Facility will increase by 2% per annum during the continuance of an event of default.

The OED FF&E Facility contains, among other things, covenants, representations and warranties and events of default customary for loans of this type. The most significant covenants include a minimum “EBITDA” (as defined therein) requirement and a maximum capital expenditure requirement. At December 31, 2003 OED was in compliance with all such covenants.

In October 2003, OED entered into purchase agreement to acquire 93 acres of land, divided into seven approximately equal parcels, for a total purchase price of $3,850,000. The purchase price under this second purchase agreement was financed by the seller with OED issuing a $3,850,000 note payable to the seller. The note is payable in seven equal annual installments of $550,000 beginning October 24, 2004 and bears interest at a rate of 4.75% of the unpaid balance due monthly in arrears on the fifth day of each month beginning on December 5, 2003. The note is collateralized by a mortgage on the property. Simultaneously with the payment of each $550,000 annual installment discussed above, the seller agrees to release one of the remaining parcels from the mortgage.

In March 2003, OED entered into a participation agreement with a third party operator to own and operate 100 video poker machines at OED’s OTB in Port Allen, Louisiana. In December 2003, OED obtained its license to own and operate video poker machines. In accordance with the participation agreement, OED assumed the remaining balance of an original $663,700 promissory note payable in exchange for ownership of the 100 video poker machines. The note bears interest at 9.5% and is payable in monthly installments of principal and interest of $31,250 with the last payment due July 1, 2005. The note is collateralized by a security interest in the machines.

On July 15, 1999, DJL authorized and issued $7.0 million of preferred membership units. The holders of all of our preferred membership interests are entitled to receive, subject to certain restrictions contained in the indenture governing the DJL Notes, out of funds legally available therefor, cumulative preferred distributions payable semiannually at an annual rate of 9% of the original face amount thereof. Other than certain limited consent rights and as required by law, holders of our preferred membership interests have no voting rights.

DJL redeemed $3.0 million in original face amount of its preferred membership interests on January 19, 2001 at a redemption price of $3.0 million, plus a portion of accrued and unpaid distributions thereon of $170,000, the balance of which, in an amount equal to $145,000 plus accrued interest on such amount (the “Accrued Preferred Distribution”), was agreed to be paid by DJL at such time that such payment is permitted to be made pursuant to our existing financing arrangements, but in no event later than January 15, 2003. The Accrued Preferred Distribution totaling $171,100 was paid on January 15, 2003. The balance of preferred membership interests not redeemed by DJL must be redeemed by DJL on or prior to October 13, 2006 at a redemption price of $4.0 million, plus any accrued and unpaid preferred distributions through the date of redemption. At December 31, 2003, accrued distributions related to the preferred membership interests was approximately $1.1 million.

General

On March 11, 2004, we, along with OED, announced that we intend to refinance the Peninsula Notes and the OED Notes with a proposed offering of $230 million (which subsequently has been increased to $233 million) of senior secured notes due 2012 (the “Notes”) and a new credit facility.  As part of the Note offering, we are also seeking requisite regulatory approvals to effect a series of corporate transactions (the “Corporate Transactions”), including the creation of a new holding company to be our and OED’s new direct parent and a co-issuer of the Notes.  In the event regulatory approval of the Corporate Transactions is not obtained, we will still consummate the Note offering and use the proceeds of the offering to repurchase and redeem the OED Notes and DJL Notes, respectively, and pay accrued dividends on our preferred membership interests.  In such event, however, we will not at such time effect the Corporate Transactions or enter into the new credit facility.

After the offering of the Notes, we will have the following sources of funds for our business: (i) cash flows from OED’s existing racetrack operations and casino operations, (ii) cash flows from our existing casino operations, and (iii) available borrowings under the OED Credit Facility and the DJL Credity Facility or, our new senior credit facility, if entered into in connection with the refinancing of our existing senior secured credit facilities.

As part of the Corporate Transactions, we and OED intend to enter into a new senior secured credit facility in the amount of $35.0 million.  We expect our obligations under the new senior secured credit facility will be (a) guaranteed by all of our and OED’s domestic subsidiaries, and (b) secured by a security interest in all of our and OED’s tangible and intangible assets and those of our parent’s domestic subsidiaries (including, without limitation, all of the shares of the capital stock of these subsidiaries) but excluding contracts, agreements, licenses (including gaming, and liquor licenses) and other rights that by their express terms prohibit the assignment thereof or the grant of a security interest therein.

All of the net proceeds from the offering of the Notes and, if the new senior secured credity facility has been entered into, $15.0 million of borrowings under such new senior secured credit facility will be used, together with cash on hand, to consummate the above transactions and pay related fees and expenses.  We believe that cash generated from operations, together with remaining amounts available under existing credit facilities or the new senior secured credit facility, as applicable, will be sufficient to satisfy our working capital and capital expenditure requirements and satisfy our current debt service requirements, including interest payments on the Notes.  No assurances can be given, however, that our cash or equivalents on-hand or our ability to generate or borrow cash will be sufficient to meet our obligations.  In such event, we may have to refinance our debt, including the Notes, or sell some or all of our assets (within the restrictions contained in the indenture governing our outstanding notes) to meet our obligations.

Contractual Obligations and Contingent Liabilities and Commitments

Our future contractual obligations related to long-term debt, capital leases and operating leases at December 31, 2003 were as follows (in millions of dollars):

	Payments due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	Thereafter
Long-Term Debt	$231.5	$4.1	$98.3	$4.8	$124.3
Operating Leases	1.2	0.6	0.6	—	—
Litigation Settlement	1.2	0.4	0.8	—	—
Total Contractual Cash Obligations	$233.9	$5.1	$99.7	$4.8	$124.3

The following shows our other contingent obligations at December 31, 2003 based on expiration dates (in millions):

	Less Than 1 Year	1-3 Years	4-5 Years	Thereafter
Standby letters of credit	—	$3.7	—	—

Off-Balance Sheet Transactions

DJL and OED do not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonable likely to have a material current or future effect on our or OED’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Seasonality and Inflation

Our operations are subject to seasonal fluctuations. Our Iowa operations are typically weaker from November through February as a result of adverse weather conditions, and are typically stronger from March through October. Our Louisiana operations are also subject to seasonal fluctuations. Our Louisiana operations are usually stronger during live racing season which runs from April through October. In general, our payroll and general and administrative expenses are affected by inflation. Although inflation has not had a material effect on our business to date, we could experience more significant effects of inflation in future periods.

Recent Accounting Pronouncements

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” This new pronouncement also amends ARB No. 51 “Consolidated Financials Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and also broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Adoption of SFAS No. 144 on January 1, 2002, did not have any impact on our financial position or results of operations for the years ended December 31, 2003 and 2002.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the previous guidance on the subject. This statement requires, among other things, that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions for this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on DJL results of operations or financial position for the year ended December 31, 2003.

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 expands the disclosure requirements related to certain guarantees, including product warranties, and requires DJL to recognize a liability for the fair value of all guarantees issued or modified after December 31, 2002. FIN 45 did not impact our financial position or net income.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires the issuer to classify a financial instrument that is within the scope of the standard as a liability if such financial instrument embodies an obligation of the issuer. As a result of the adoption of SFAS No. 150 on July 1, 2003, DJL reclassified its $4 million mandatorily redeemable preferred members’ interest from the mezzanine section of the Condensed Consolidated Balance Sheet to long-term debt. Further, preferred member distributions paid or accrued subsequent to adoption of SFAS No. 150 are required to be presented as interest expense separately from interest due to other creditors. DJL was not required to record a cumulative effect of change in an accounting principle as the redeemable preferred members’

interest was recorded at fair value prior to July 1, 2003. We are precluded from reclassifying prior period amounts pursuant to this standard.

In 2003, the FASB issued Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, which addresses the consolidation and related disclosures of these entities by business enterprises. These are entities in which either the equity investment at risk is not sufficient to absorb the probable loss without additional subordinated financial support from other parties, or the investors with equity at risk lack certain essential characteristics of a controlling interest. Under the Interpretation, DJL must consolidate any variable interest entities (VIEs) in which DJL holds variable interests and DJL is deemed the primary beneficiary. The effective date for the adoption of FIN 46 for interests in VIEs created prior to February 1, 2003 was July 1, 2003 and applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which DJL obtains an interest after that date. The adoption of FIN 46 did not impact our financial position or net loss available to common members’ interest.

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

In addition, contingencies are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies.” SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal matters requires us to use judgment. Many of these legal contingencies can take years to be resolved. Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases. However, an adverse outcome could have a material impact on our financial condition and operating results.

ITEM 7A.                                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We are exposed to interest rate risk due to changes in interest rates with respect to our long-term variable interest rate debt borrowing under DJL ‘s and OED’s credit facilities. As of December 31, 2003, DJL and OED had $11.3 million and $17.6 million, respectively, in borrowings under loan and security agreements with Wells Fargo Foothill that have variable interest rates. We have estimated our market risk exposure using sensitivity analysis. We have defined our market risk exposure as the potential loss in future earnings and cash flow with respect to interest rate exposure of our market risk sensitive instruments assuming a hypothetical increase in market rates of interest of one percentage point. Assuming DJL and OED borrow the maximum amount allowed under the current loan and security agreements with Wells Fargo Foothill (currently an aggregate amount of $42.8 million), if market rates of interest on our variable rate debt increased by one percentage point, the estimated consolidated market risk exposure under the credit facilities would be approximately $0.4 million.

We are also exposed to fair value risk due to changes in interest rates with respect to our long-term fixed interest rate debt borrowing. Our fixed rate debt instruments are not generally affected by a change in the market rates of interest, and therefore, such instruments generally do not have an impact on future earnings. However, future earnings and cash flows may be impacted by changes in interest rates related to indebtedness incurred to fund repayments as such fixed rate debt matures. The following table contains information relating to our fixed rate debt borrowings (dollars in millions):

Description	Maturity	Fixed Interest Rate		Cost	Fair Value
12¼% Senior Secured Notes of DJL	July 1, 2006	12¼	%	$71.0	$76.7	*
13% Senior Secured Notes with Contingent Interest of OED	March 1, 2010	13%		$123.2	$138.0	*
Note Payable	October 1, 2010	4¾	%	$3.9	$3.9
Note Payable	July 1, 2005	9½	%	$0.5	$0.5

*                         Represents fair value as of March 9, 2004 based on information provided by an independent investment banking firm.

ITEM 8.                                                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited financial statements and the notes thereto are combined in pages F-1 through F-23

ITEM 9.                                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                                            CONTROLS AND PROCEDURES

(a)                                  Evaluation of disclosure controls and procedures.  The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within ninety days of the filing date of this Form 10-K, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal controls.  There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART III

ITEM 10.                                              DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

PGP is the Company’s sole member. The following table sets forth the names and ages of the executive officers of the Company and of the managers of PGP.

Name	Age	Position
M. Brent Stevens	43	Chief Executive Officer of the Company and Chairman of the Board of Managers of PGP
Michael S. Luzich	49	President and Secretary of the Company and Manager of PGP
George T. Papanier	46	Chief Operating Officer of the Company
Natalie A. Schramm	33	Chief Financial Officer of the Company
Terrance W. Oliver	54	Manager of PGP
Andrew Whittaker	42	Manager of PGP

Management Profiles

Following is a brief description of the business experience of each of the executive officers of the Company and of the managers of PGP listed in the preceding table. Presently, PGP’s board of managers is comprised of five managers; however, the fifth manager has not been appointed.

M. Brent Stevens.  Mr. Stevens is our Chief Executive Officer and is the Chairman of the Board of Managers of PGP. Since 1990, Mr. Stevens has been employed by Jefferies & Company, Inc., and presently is an Executive Vice President in the Investment Banking department.

Michael S. Luzich.  Mr. Luzich is our President and Secretary and a manager of PGP. Mr. Luzich is the founder and President of the Cambridge Investment Group, LLC, an investment and development company located in Las Vegas, Nevada. Prior to October 1995, Mr. Luzich was a founding partner and director of Fitzgeralds New York, Inc. and Fitzgeralds Arizona Management, Inc., which are development companies responsible for the Turning Stone Casino near Syracuse, New York for the Oneida Tribe and the Cliff Castle Casino near Sedona, Arizona for the Yavapai-Apachi Tribe, respectively.

George T. Papanier.  Mr. Papanier is our Chief Operating Officer. Prior to joining the Company, Mr. Papanier was employed by Resorts Casino Hotel in Atlantic City, New Jersey as Executive Vice President and Chief Operating Officer from May 1997 to March 2000. Prior to that, Mr. Papanier served as Senior Vice President and Chief Financial Officer for Sun International since March 1997 and Senior Vice President of Finance and Chief Financial Officer of Mohegan Sun Casino since October 1995. Mr. Papanier has been in the casino industry for 20 years working for various casinos including Sands Hotel and Casino, Golden Nugget Casino Hotel, Bally’s Grand, Trump Plaza Hotel and Casino and Hemmeter Enterprises.

Natalie A. Schramm.  Ms. Schramm is our Chief Financial Officer. Ms. Schramm was formerly employed by Aerie Hotels and Resorts in Oak Brook, Illinois as Corporate Accounting Manager since 1992. She was responsible for the corporate accounting functions of the Silver Eagle, the Eagle Ridge Inn and Resorts, located in Galena, Illinois and the Essex Hotel, located in Chicago, Illinois. She served as Internal Audit Manager for the Silver Eagle and was a member of a development team that successfully pursued a riverboat gaming license in Indiana.

Terrance W. Oliver.  Mr. Oliver is a manager of PGP. Since 1993, Mr. Oliver has served as a director of and consultant to Mikohn Gaming Corporation, a gaming equipment manufacturer headquartered in Las Vegas. From 1988 until 1993, Mr. Oliver served as Chairman of the Board to the predecessor company of Mikohn. From 1984 until 1996, Mr. Oliver was a founding shareholder, board member and executive officer of Fitzgeralds Gaming Corporation. Mr. Oliver retired as the Chief Operating Officer of Fitzgeralds Gaming Corporation in 1996.

Andrew Whittaker.  Mr. Whittaker is a manager of PGP. Since 1990 Mr. Whittaker has been employed by Jefferies & Company, Inc. where he is presently a Vice Chairman.

Audit Committee

Messers Oliver and Whittaker serve on the Company’s audit committee.  The board of directors has carefully considered the definition of “audit committee financial expert” adopted by the Securities and Exchange Commission and has determined that each of Messrs. Oliver and Whittaker is an audit committee financial expert.  The board of directors has determined that Mr. Oliver is independent under Sections 303.01(B)(2)(a) and  (3) of the NYSE’s listing standards.

Code of Ethics

The Company has adopted a code of ethics that applies to our chief executive officer, chief financial officer, controller or persons performing a similar function.  A copy of our code of ethics may be obtained, free of charge, upon written request to our principal place of business.

ITEM 11.                                              EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information for the years indicated concerning the compensation awarded to, earned by or paid to our Chief Executive Officer and our four other most highly paid executive officers, who each served as executive officers of DJL or OED during 2003, for services rendered in all capacities to DJL and OED, as applicable, during such periods.

			Annual Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)		Long-term Compensation	All other Compensation ($)
M. Brent Stevens(1)	2003	—	—	—		—	—
Chief Executive	2002	—	—	—		—	—
Officer	2001	—	—	—		—	—

George T. Papanier	2003	$375,000	$630,000	$9,350	(2)		$6,000	(8)
Chief Operating	2002	350,046	190,000	12,465	(3)(4)	—	$5,500	(8)
Officer	2001	299,489	—	13,150	(4)(5)	—	5,250	(8)

Natalie A. Schramm	2003	$149,531	$42,500	$3,360	(6)		$6,000	(8)
Chief Financial	2002	136,955	40,000	3,408	(7)	—	5,500	(8)
Officer	2001	129,567	19,328	4,200	(7)	—	5,082	(8)

Michael S. Luzich	2003	—	—	—		—	—
President and	2002	—	—	—		—	—
Secretary	2001	—	—	—		—	—

(1)                                  Mr. Stevens receives board of manager fees for his services as a manager on the board of managers of PGP. See “ —Compensation of Managers.”

(2)                                  Represents automobile allowances.

(3)                                  Includes $3,115 in club membership fees and $9,350 in automobile allowances.

(4)                                  In connection with his relocation in 2000, DJL acquired Mr. Papanier’s current residence for which he paid all property taxes, utility expenses and other out-of-pocket costs related to maintaining such residence, excluding the fair market value equivalent of rental expense.

(5)                                  Includes $2,950 in club membership fees and $10,200 in automobile allowances.

(6)                                  Represents club membership fees.

(7)                                  Represents club membership fees.

(8)                                  Represents matching contributions made by DJL to our 401(k) plan.

Employment and Consulting Agreements

George T. Papanier—Chief Operating Officer

In July 2000, Mr. Papanier commenced employment with DJL. Under the terms of his employment, Mr. Papanier is entitled to receive a base annual salary in an amount determined by the Board of Managers of PGP each year. Mr. Papanier’s base annual salary for the 2003 fiscal year was $375,000. Until the Board of Managers determines Mr. Papanier’s annual base salary for the 2004 fiscal year, he will receive a pro rata portion of his annual base salary for the 2003 fiscal year. In addition to his base salary, Mr. Papanier is entitled to receive an annual cash bonus based on specified performance criteria with respect to the prior fiscal year and determined by the Board of Managers of PGP. Mr. Papanier was paid a bonus of $200,000 in February of 2004 in respect of performance in the 2003 fiscal year. Mr. Papanier is not party to a written employment agreement with us.

Natalie A. Schramm—Chief Financial Officer

In April 2000, Ms. Schramm entered into an employment agreement with DJL. Under the terms of this employment agreement, Ms. Schramm is entitled to receive from DJL a base annual salary that is reviewed on an annual basis and adjusted upward annually by not less than five percent (5%) of the prior year’s compensation. In addition to the base salary, Ms. Schramm is entitled to receive an annual cash bonus payable by DJL based on her performance during the previous employment year, which is consistent with our bonus plan for department directors. Ms. Schramm was paid a bonus of $80,000 in February of 2004 for her performance in the 2003 fiscal year. The employment agreement has an initial term of three years and, subject to the occurrence of various termination events, is renewable automatically for successive one-year terms.

Michael S. Luzich—President and Secretary

Mr. Luzich is party to a consulting agreement with PGP and OED pursuant to which he is entitled to receive compensation in an aggregate annual amount equal to (a) 2% of our unconsolidated earnings before interest, taxes, depreciation, amortization and other non-recurring charges during the preceding calendar year, plus (b) 2.5% of OED’s earnings before interest, taxes, depreciation, amortization and other non-recurring charges during the preceding calendar year commencing on the first day of the month succeeding the month in which OED commences gaming operations. Mr. Luzich is also entitled to additional commercially reasonable compensation consistent with the level of compensation payable under his agreement for consulting services rendered in respect of each riverboat or land-based casino or gaming operation acquired, directly or indirectly, by PGP in the future. The consulting agreement has a one-year term and, subject to the occurrence of various termination events, is renewable automatically for successive one-year terms. Under this agreement, Mr. Luzich is also entitled to reimbursement of reasonable business expenses as approved by the board of managers of PGP. For the years ended 2003, 2002 and 2001, Mr. Luzich received $289,153, $336,829 and $327,128, respectively, under his consulting agreement.

Compensation of Managers

All managers serving on the board of managers of PGP are reimbursed for their travel and out-of-pocket expenses related to their attendance at board of managers meetings and receive annual payments of $25,000 (other than Mr. Stevens who receives $175,000 annually per gaming property).

Compensation Committee Interlocks and Insider Participation

We have no standing compensation committees. All compensation decisions are made by the executive committee of the board of managers of PGP. See “Certain Relationships and Related Party Transactions—Operating Agreement of PGP.”

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of the Company’s outstanding common membership interests are owned by PGP, its parent and sole manager.  All of Peninsula Gaming Corp.’s outstanding common stock and all of the outstanding membership interests in OEDA are owned by the Company.  OEDA holds a 100% membership interest in OED, which is the sole shareholder of The Old Evangeline Downs Capital Corp.

Greater Dubuque Riverboat Entertainment Company holds 100% of our issued and outstanding preferred membership interests, which, subject to limited exceptions, have no voting rights, except as required by applicable law. On July 15, 1999, PGP issued 499,982 convertible preferred membership interests, each of which is initially convertible into one PGP non-voting common membership interest, representing 33.33% of the fully diluted common membership interests of PGP on such date. PGP does not have outstanding any of its non-voting common membership interests.

Unless otherwise indicated, the address of each manager or executive officer of PGP is c/o Diamond Jo, LLC, 400 East Third Street, P.O. Box 1750, Dubuque, Iowa, 52004-1750.

The table below sets forth information regarding the beneficial ownership of the voting common membership interests of PGP by:

(a)                                  each person or entity known by us to own beneficially 5% or more of the common membership interests of PGP;

(b)                                 each manager and executive officer of PGP; and

(c)                                  all managers and executive officers of PGP as a group.

The following information is helpful to an understanding of, and qualifies the beneficial ownership data contained in, the table set forth below. Mr. Stevens holds 248,334 PGP common membership interests directly and 413,333 PGP common membership interests indirectly through PGP Investors, LLC. Mr. Stevens is the sole managing member of PGP Investors, LLC and exercises voting and investment power over the PGP common membership interests owned by PGP Investors, LLC.  Mr. Stevens and Mr. Whittaker, managers of PGP, are an Executive Vice President and a Vice Chairman, respectively, of the Initial Purchaser. In addition, the Initial Purchaser and some of its affiliates, officers and employees are members of PGP Investors, LLC. Mr. Whittaker holds an economic interest in approximately 41,667 PGP common membership interests indirectly through his membership in PGP Investors, LLC, but does not exercise voting or investment power with respect to these PGP common membership interests. Mr. Oliver holds his interest through The Oliver Family Trust. The total holdings of all managers and executive officers as a group includes the 413,333 PGP common membership interests held by PGP Investors, LLC, over which Mr. Stevens exercises voting and investment power.

Name and Address of Beneficial Owner	Voting Common Membership Interests Beneficially Owned	Percent of Class
M. Brent Stevens c/o Diamond Jo, LLC 3rd Street Ice Harbor P.O. Box 1750 Dubuque, Iowa 52004	661,667	66.17%

PGP Investors, LLC(1) 11100 Santa Monica, 10th Floor Los Angeles, CA 90071	413,333	41.33%

Michael S. Luzich c/o Diamond Jo, LLC 3rd Street Ice Harbor P.O. Box 1750 Dubuque, Iowa 52004	323,333	32.33%

Terrance Oliver c/o Diamond Jo, LLC 3rd Street Ice Harbor P.O. Box 1750 Dubuque, Iowa 52004	15,000	1.50%

Andrew Whittaker(1) c/o Diamond Jo, LLC 3rd Street Ice Harbor P.O. Box 1750 Dubuque, Iowa 52004	41,667	4.17%

All managers and executive officers as a group (6 persons)	1,000,000	100.00%

(1)                                  These interests are attributable to Mr. Stevens and are included in the calculation of his beneficial ownership and percentage of ownership data.

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationship with Dubuque Racing Association

The DRA is a not-for-profit corporation organized for the purpose of operating DGP, a pari-mutuel greyhound racing facility in Dubuque, Iowa. On February 22, 1993, DRA entered into the DRA Operating Agreement which authorizes us to operate riverboat gaming operations in Dubuque. The DRA Operating Agreement has since been amended several times and expires by its terms on March 31, 2008.

Under the DRA Operating Agreement, subject to limited conditions, we are also required to pay the DRA, for the right to operate the Diamond Jo, an amount equal to the excess of 32% of the first $30 million of the combined gaming revenues of the DRA and the Diamond Jo, plus 8% of the next $12 million of these total gaming revenues, plus, if there are no competing gaming operations in neighboring counties of Illinois and Wisconsin, 8% of the next $4 million of total gaming revenues, over the DRA’s gaming revenues from DGP. Gaming revenues under this contract means adjusted gross receipts less gaming taxes. This formula is subject to change if the DRA ceases to operate DGP or if we operate a riverboat smaller than the current Diamond Jo. We are currently not required to make any such payments to the DRA because the DRA’s revenues from DGP are greater than the specified percentage of our total gaming revenues. However, we do pay a fee to the DRA equal to $0.50 per patron.

Managing Member Indemnification

Under our operating agreement and the operating agreement of PGP, we and PGP have agreed, subject to few exceptions, to indemnify and hold harmless PGP and the members of PGP, as the case may be, from liabilities incurred as a result of their positions as our sole manager and as members of PGP.

Operating Agreement of PGP

Under PGP’s operating agreement, the management of PGP is vested in an executive committee consisting of Messrs. Michael Luzich and M. Brent Stevens. The executive committee of PGP manages our operations. The executive committee meets weekly or as otherwise agreed upon between Messrs. Luzich and Stevens.

In accordance with PGP’s operating agreement, the board of managers of PGP is composed of five individuals, two of whom must be independent managers. At any time that M. Brent Stevens, together with any entity controlled by Mr. Stevens, beneficially holds at least 5% of the voting common membership interests of PGP, Mr. Stevens is entitled to designate three of PGP’s managers, including one of the two independent managers. The two independent managers are required to serve as members of the independent committee. Under PGP’s operating agreement, PGP Advisors, LLC, a Delaware limited liability company, of which Mr. Stevens is the sole managing member, may render financial advisory and consulting services to PGP and is entitled to receive commercially reasonable fees for the services consistent with industry practices. To date, PGP has not entered into any such arrangements with Mr. Stevens. At any time that Michael Luzich, together with any entity controlled by Mr. Luzich, beneficially holds at least 5% of the voting common membership interests of PGP, Mr. Luzich is entitled to designate two of PGP’s managers, including the other independent manager. In consideration for their execution of personal guarantees to provide credit support for OED’s credit facilities, each of Messrs. Luzich and Stevens were granted profits interests of 1.5% of PGP’s fully diluted membership interests by PGP’s board of managers. Messrs. Stevens and Luzich are entitled to receive distributions on liquidation in respect of such profits interests only to the extent of any appreciation in the fair market value of PGP interests since the date of grant of such profits interests.

Presently, PGP’s board of managers is composed of four managers. If not appointed earlier, a fifth manager will be appointed by Mr. Stevens at a future meeting of managers. A manager may resign at any time, and the member who designates a manager may remove or replace that manager from the board of managers at any time.

On May 21, 2003, PGP’s operating agreement was amended to create an executive committee consisting of Messrs. Luzich and Stevens. Under the amendment, the executive committee manages our business and affairs. The executive committee meets weekly or as otherwise agreed upon between Messrs. Luzich and Stevens. Other than with respect to any officers whose responsibilities include any project or real estate development, all executive officers of PGP and OED shall report to the Chief Executive Officer of PGP. The executive committee shall, subject to the approval of the board of managers of PGP, unanimously approve the engagement of all of our executive officers (whose compensation exceeds $100,000 annually), attorneys and accountants. In the event that the executive committee is unable to reach a unanimous determination as to any such engagement within a reasonable period of time, the executive committee shall submit the prospective engagement to the independent managers of PGP’s board, whose determination shall be final.

Management Services Agreement

DJL and OEDA (together, the “Operators”) manage and operate OED’s racino near Lafayette, Louisiana and OED’s OTBs in New Iberia and Port Allen, Louisiana pursuant to a management services agreement. Although the Operators may obtain services from affiliates to the extent necessary to perform their obligations, the Operators are fully responsible for all obligations under the agreement. Fees under the management services agreement are shared between DJL and OEDA, with DJL receiving 75% and OEDA receiving 25% of such fees.

Pursuant to the terms of the management services agreement, the Operators are entitled to receive pre-opening service fees equal to $40,000 per month, commencing June 27, 2001. Payments in respect of these pre-opening service fees have been accrued but not yet been paid. The Operators are also entitled to be reimbursed for all reasonable and documented out-of-pocket expenses permitted to be incurred under the management services agreement, including, but not limited to, tax preparation, accounting, legal and administrative fees and expenses. The Operators are also entitled to receive in the aggregate a basic management fee equal to 1.75% of net revenue (less net food and beverage revenue) and an incentive fee equal to:

•                                          3.0% of the first $25.0 million of EBITDA (as defined below);

•                                          4.0% of the amount in excess of $25.0 million but less than $30.0 million of EBITDA; and

•                                          5.0% of the amount in excess of $30.0 million of EBITDA.

Under the management services agreement, “EBITDA” is defined as earnings before interest, income taxes, depreciation and amortization. In calculating earnings, the basic management fee, the incentive fee and reimbursables payable under the management services agreement are excluded.

ITEM 14.                                              PRINCIPAL ACCOUNTANT FEES AND SERVICES

	2003	2002
Audit fees	$425,230	$269,720
Audit-related fees	28,625	31,875
Tax fees	67,406	20,090
All other fees (1)	90,951	—

(1) All other fees consist of fees for professional services related to network security testing and fees paid for professional training workshops conducted by our principal accountants.

In accordance with our internal policies, all fees related to audit services rendered by our independent accountants are required to be approved by our audit committee.  In addition, all of the audit services described above in this Item 14 for the year ended December 31, 2003 have been approved by our audit committee.

PART IV

ITEM 15.                                              EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)                                  The following documents are filed as a part of this report:

(1)                                  Financial Statements — see Index to Financial Statements appearing on page F-1.

(2)                                  Exhibits:

Exhibit Number	Description

*3.1A	Certificate of Formation of Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC)

*3.1B	Amendment to Certificate of Formation of Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC)

*3.2	Operating Agreement of Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC)

*3.3	Articles of Incorporation of Peninsula Gaming Corp.

*3.4	By-laws of Peninsula Gaming Corp.

*4.1	Specimen Certificate of Common Stock of Peninsula Gaming Corp.

*4.2	Indenture, dated July 15, 1999, by and among Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC), Peninsula Gaming Corp. and Firstar Bank of Minnesota, N.A., as trustee

***4.3

First Supplemental Indenture, dated January 15, 2002, by and among Diamond Jo, LLC (formerly known as Peninsula Gaming Company LLC) and Peninsula Gaming Corp., as Issuers, the Subsidiary Guarantors referred to therein and U.S. Bank National Association, as trustee

10.1*****	Employment Agreement, dated April 1, 2000, by and among Natalie Schramm and Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC)

*10.2	Indemnification Agreement, dated June 7, 1999, by and among Natalie Schramm and AB Capital, L.L.C. and Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC)

*10.3A	Operating Agreement, dated February 22, 1993, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.

*10.3B	Amendment to Operating Agreement, dated February 22, 1993, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.

*10.3C	Amendment to Operating Agreement, dated March 4, 1993, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.

*10.3D	Third Amendment to Operating Agreement, dated March 11, 1993, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.

*10.3E	Fourth Amendment to Operating Agreement, dated March 11, 1993, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.

Exhibit Number	Description
*10.3F	Fifth Amendment to Operating Agreement, dated April 9, 1993, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.

*10.3G	Sixth Amendment to Operating Agreement, dated November 29, 1993, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.

*10.3H	Seventh Amendment to Operating Agreement, dated April 6, 1994, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.

*10.3I	Eighth Amendment to Operating Agreement, dated April 29, 1994, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.

*10.3J	Ninth Amendment to Operating Agreement, dated July 11, 1995, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.

*10.3K	Tenth Amendment to Operating Agreement, dated July 15, 1999, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.

*10.4	Operating Agreement Assignment, dated July 15, 1999, by and among Greater Dubuque Riverboat Entertainment Company, L.C. and Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC)

*10.5	First Preferred Ship Mortgage, dated July 15, 1999, by Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC) in favor of Firstar Bank of Minnesota, N.A., as trustee

*10.6

Mortgage, Leasehold Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement dated July 15, 1999, by Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC) in favor of Firstar Bank of Minnesota, N.A., as trustee

*10.7	Ice Harbor Parking Agreement Assignment, dated July 15, 1999, by and among Greater Dubuque Riverboat Entertainment Company, L.C. and Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC)

*10.8	First Amendment to Sublease Agreement, dated July 15, 1999, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C.

*10.9	Sublease Assignment, dated July 15, 1999, by and among Greater Dubuque Entertainment Company, L.C. and Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC)

*10.10	Iowa Racing and Gaming Commission Gaming License, dated July 15, 1999

*10.11

Assignment of Iowa IGT Declaration and Agreement of Trust, dated July 15, 1999 by and among Greater Dubuque Riverboat Entertainment Company, L.C. and Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC)

****10.12	Agreement of Sale, dated August 30, 2002, by and among Peninsula Gaming Partners, LLC, OED Acquisition, LLC, William E. Trotter II and William E. Trotter II Family, LLC.

10.13*****	Loan and Security Agreement, dated February 23, 2001, by and between Foothill Capital Corporation and Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC)

****10.14	Amendment Number One to Loan and Security Agreement, dated February 15, 2002, by and between Foothill Capital Corporation and Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC)

****10.15	Amendment Number Two to Loan and Security Agreement, dated October 16, 2002, by and between Foothill Capital Corporation and Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC)

Exhibit Number	Description

***10.16

Purchase Agreement, dated June 27, 2002, by and among Peninsula Gaming Partners, LLC, a Delaware limited liability company, The Old Evangeline Downs, L.C., a Louisiana limited company and BIM3 Investments, a Louisiana partnership

***10.17

First Amendment to Purchase Agreement, dated January 1, 2002, by and among BIM3 Investments, a Louisiana partnership, The Old Evangeline Downs, L.C., a Louisiana limited company and OED Acquisition, LLC, a Delaware limited liability company

***10.18	Assignment Agreement, dated October 23, 2001, by and between Peninsula Gaming Partners and OED Acquisition, LLC

****10.19	Agreement of Sale, dated August 30, 2002, by and among Peninsula Gaming Partners, LLC, OED Acquisition, LLC, William E. Trotter II and William E. Trotter II Family, LLC.

12.1†	Computation of ratio of earnings to fixed charges

*****14.1	Code of Ethics of Senior Executive Officers of Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC)

21.1†	Subsidiaries of the Registrant

31.1†	Certification of M. Brent Stevens, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 15d-14 of the Securities Exchange Act, as amended.

31.2†	Certification of Natalie A. Schramm, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 15d-14 of the Securities Exchange Act, as amended.

†    Filed herewith.

*                 Previously filed as an exhibit to the registration statement on Form S-4 (Registration Number 333-88829) of Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC) and Peninsula Gaming Corp. on October 12, 1999.

**          Previously filed as an exhibit to the Form 10-K (Registration Number 333-88829) of Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC) and Peninsula Gaming Corp. on March 30, 2001.

*** Previously filed as an exhibit to the Form 8-K of Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC) and Peninsula Gaming  Corp. on March 4, 2002.

****Previously filed as an exhibit to the Form 10-Q of Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC) and  Peninsula Gaming  Corp. on November 14, 2002.

*****Previously filed as an exhibit to the Form 10-K (Registration Number 333-88829) of Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC) and Peninsula Gaming Corp. on March 31, 2002.

(b)                                 Reports on Form 8-K.

On March 25, 2004, the Company filed a current report on Form 8-K dated March 24, 2004, in which the Company announced certain operating results for the two month period ended February 29, 2004

On March 17, 2004, the Company filed a current report on Form 8-K dated March 9, 2004, in which the Company announced that it intended to refinance its existing debt with the proceeds of a note offering, and disclosed certain information to potential investors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dubuque, State of Iowa on March 30, 2004.

DIAMOND JO, LLC (FORMERLY KNOWN AS PENINSULA GAMING COMPANY, LLC)

By:	/s/ M. Brent Stevens
M. Brent Stevens
Chief Executive Officer

By:	/s/ Natalie A. Schramm
Natalie A. Schramm
Chief Financial Officer

PENINSULA GAMING CORP.

By:	/s/ M. Brent Stevens
M. Brent Stevens
President and Treasurer

By:	/s/ Michael S. Luzich
Michael S. Luzich
Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

PENINSULA GAMING PARTNERS, LLC
Managing Member of Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC)

Date: March 30, 2004	By:	/s/ M. Brent Stevens
M. Brent Stevens
Chief Executive Officer and Manager

Date: March 30, 2004	By:	/s/ Michael S. Luzich
Michael S. Luzich
President, Secretary and Manager

Date: March 30, 2004	By:	/s/ Terrance W. Oliver
Terrance W. Oliver
Manager of Peninsula Gaming Partners

Date: March 30, 2004	By:	/s/ Andrew R. Whittaker
Andrew R. Whittaker
Manager of Peninsula Gaming Partners

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS OF DIAMOND JO, LLC

(formerly known as Peninsula Gaming Company, LLC)

INDEPENDENT AUDITORS’ REPORT

To the Members of
Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC)
Dubuque, Iowa

We have audited the accompanying consolidated balance sheets of Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC) and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in members’ equity (deficit), and cash flows for the years ended December 31, 2003, 2002 and 2001. Our audits also included the financial statement schedule listed in the Index to the Financial Statements at F-23. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Diamond Jo, LLC as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended December 31, 2003, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, Goodwill and other Intangible Assets.

DELOITTE & TOUCHE LLP

Cedar Rapids, Iowa
March 10, 2004

DIAMOND JO, LLC

(formerly known as PENINSULA GAMING COMPANY, LLC)

CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2003 AND 2002

	December 31, 2003	December 31, 2002
CURRENT ASSETS:
Cash and cash equivalents	$21,158,295	$10,510,205
Restricted cash—purse settlements	1,589,125	840,366
Restricted investments	15,778,883
Accounts receivable, less allowance for doubtful accounts of $61,922 and $45,648, respectively	309,188	275,822
Interest receivable	173,034
Inventory	403,376	138,405
Prepaid expenses	815,009	395,056
Total current assets	40,226,910	12,159,854
RESTRICTED CASH—RACINO PROJECT	20,013,291
PROPERTY AND EQUIPMENT, NET	102,477,345	25,702,742
OTHER ASSETS:
Deferred financing costs, net of amortization of $5,288,572 and $3,229,782, respectively	12,702,387	4,064,987
Goodwill	53,083,429	53,083,429
Other intangibles	32,257,963	31,329,834
Deposits and other assets	757,789	106,938
Total other assets	98,801,568	88,585,188
TOTAL	$261,519,114	$126,447,784
LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$2,972,608	$1,960,200
Construction payable—St. Landry Parish	20,156,591	2,376,494
Purse settlement payable	1,589,125	846,778
Accrued payroll and payroll taxes	2,788,224	1,340,395
Accrued interest	9,904,778	4,763,919
Other accrued expenses	4,811,106	3,345,294
Current maturity of long-term debt	4,098,222	600,000
Notes payable		4,500,000
Term loan payable		8,300,000
Note payable to parent		7,325,000
Total current liabilities	46,320,654	35,358,080
LONG-TERM LIABILITIES:
12 ¼% Senior secured notes, net of discount	70,616,221	70,493,155
13% Senior secured notes, net of discount	120,923,436
Senior secured facilities	15,754,301	11,250,000
FF&E credit facility	9,921,557
Capital lease obligations		475,781
Notes payable	3,511,654
Other accrued expenses	1,100,000	1,200,000
Preferred members’ interest, redeemable	4,000,000
Total long-term liabilities	225,827,169	83,418,936
Total liabilities	272,147,823	118,777,016

COMMITMENTS AND CONTINGENCIES

PREFERRED MEMBERS’ INTEREST, REDEEMABLE		4,000,000

MEMBERS’ EQUITY (DEFICIT)
Common members’ interest	9,000,000	9,000,000
Accumulated deficit	(19,628,709)	(5,329,232)
Total members’ equity (deficit)	(10,628,709)	3,670,768
TOTAL	$261,519,114	$126,447,784

See notes to consolidated financial statements.

DIAMOND JO, LLC

(formerly known as PENINSULA GAMING COMPANY, LLC)

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
REVENUES:
Casino	$56,794,529	$48,262,485	$47,710,208
Racing	17,773,481	15,509,989
Food and beverage	4,565,438	3,886,326	2,745,333
Other	589,268	144,817	131,916
Less promotional allowances	(3,221,134)	(2,615,355)	(2,470,310)
Total net revenues	76,501,582	65,188,262	48,117,147
EXPENSES:
Casino	23,532,967	20,554,920	20,375,265
Racing	14,646,351	12,650,996
Food and beverage	4,282,010	3,820,365	2,856,568
Boat operations	2,322,126	2,295,771	2,259,314
Other	442,964	27,471	21,801
Selling, general and administrative	12,342,587	8,739,642	6,680,581
Depreciation and amortization	3,323,541	2,950,369	3,963,350
Pre-opening expense	3,256,963
Development costs	102,272
Litigation settlement		1,600,000
Referendum		771,111
State of Wisconsin government relations		55,000	147,163
Total expenses	64,251,781	53,465,645	36,304,042
INCOME FROM OPERATIONS	12,249,801	11,722,617	11,813,105
OTHER INCOME (EXPENSE):
Interest income	489,800	46,475	183,912
Interest expense, net of amounts capitalized	(25,071,656)	(11,887,979)	(9,639,947)
Interest expense related to preferred members’ interest, redeemable	(180,000)
Loss on sale of assets	(49,735)	(8,000)	(151,415)
Total other expense	(24,811,591)	(11,849,504)	(9,607,450)
NET INCOME (LOSS) BEFORE PREFERRED MEMBER DISTRIBUTIONS AND MINORITY INTEREST	(12,561,790)	(126,887)	2,205,655
LESS PREFERRED MEMBER DISTRIBUTIONS	(180,544)	(373,050)	(386,174)
LESS MINORITY INTEREST		(232,056)
NET INCOME (LOSS) TO COMMON MEMBERS’ INTEREST	$(12,742,334)	$(731,993)	$1,819,481

See notes to consolidated financial statements.

DIAMOND JO, LLC

(formerly known as PENINSULA GAMING COMPANY, LLC)

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	COMMON MEMBERS’ INTEREST	ACCUMULATED DEFICIT	TOTAL MEMBERS’ EQUITY (DEFICIT)
BALANCE, DECEMBER 31, 2000	$9,000,000	$(3,395,800)	$5,604,200
Net income to common members’ interest		1,819,481	1,819,481
Member distributions		(1,760,908)	(1,760,908)
BALANCE, DECEMBER 31, 2001	9,000,000	(3,337,227)	5,662,773
Net loss to common members’ interest		(731,993)	(731,993)
Member distributions		(1,260,012)	(1,260,012)
BALANCE, DECEMBER 31, 2002	9,000,000	(5,329,232)	3,670,768
Net loss to common members’ interest		(12,742,334)	(12,742,334)
Member distributions		(1,557,143)	(1,557,143)
BALANCE, DECEMBER 31, 2003	$9,000,000	$(19,628,709)	$(10,628,709)

See notes to consolidated financial statements.

DIAMOND JO, LLC

(formerly known as PENINSULA GAMING COMPANY, LLC)

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(12,742,334)	$(731,993)	$1,819,481
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	3,323,541	2,950,369	3,963,350
Provision for doubtful accounts	149,214	138,751	152,158
Amortization of deferred financing costs and bond discount	3,161,023	1,493,671	911,272
Loss on sale of assets	49,735	8,000	151,415
Minority interest		232,056
Changes in operating assets and liabilities:
Restricted cash	(748,759)	639,655
Receivables	(355,614)	(91,398)	(183,479)
Inventory	(264,972)	5,285	15,906
Prepaid expenses and other assets	(1,071,419)	(27,301)	326,699
Accounts payable	2,183,072	60,088	(375,121)
Accrued expenses	7,485,459	5,506,627	468,743
Litigation settlement	(400,000)	1,600,000
Net cash flows from operating activities	768,946	11,783,810	7,250,424
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiary, net of cash acquired		(29,275,862)	(500,000)
Business acquisition and licensing costs	(1,781,746)	(1,503,944)	(518,047)
Racino project development costs	(55,303,006)	(5,315,279)	(246,753)
Restricted cash-racino project	(20,013,291)
Purchase of restricted investments	(23,922,971)
Maturity of restricted investments	8,144,088
Purchase of property and equipment	(2,206,388)	(1,695,075)	(1,602,930)
Proceeds from sale of property and equipment	387,906		51,378
Net cash flows from investing activities	(94,695,408)	(37,790,160)	(2,816,352)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(11,516,099)	(1,703,706)	(511,634)
Preferred members’ interest redeemed			(3,000,000)
Principal payments on debt	(20,725,000)	(318,379)
Proceeds from senior secured notes	120,736,000
Proceeds from senior credit facilities	5,104,301	20,450,000
Proceeds from FF&E credit facility	12,532,493
Proceeds from notes payable		11,825,000
Member distributions	(1,557,143)	(1,260,012)	(1,760,908)
Net cash flows from financing activities	104,574,552	28,992,903	(5,272,542)
NET INCREASE (DECREASE) IN CASH	10,648,090	2,986,553	(838,470)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,510,205	7,523,652	8,362,122
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,158,295	$10,510,205	$7,523,652

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$18,331,536	$5,701,057	$8,728,788
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property additions acquired on construction payable which were accrued, but not paid	$19,681,300	$2,376,494
Property and equipment purchased in exchange for indebtedness	$4,398,940
Exchange of Private OED Notes for Registered OED Notes	$123,200,000

See notes to consolidated financial statements

DIAMOND JO, LLC

(formerly known as PENINSULA GAMING COMPANY, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, BUSINESS PURPOSE AND BASIS OF PRESENTATION

Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC), a Delaware limited liability company (the “Company”), owns and operates the Diamond Jo riverboat casino in Dubuque, Iowa, and is a wholly owned subsidiary of Peninsula Gaming Partners, LLC, a Delaware limited liability company (“PGP”). Unless the context requires otherwise, references to the “Company,” “we,” “us” or “our” refer to Diamond Jo, LLC. The Company has two direct wholly owned subsidiaries, (i) Peninsula Gaming Corp., which has no assets or operations and was formed solely to facilitate the offering of the Company’s 12¼% Senior Secured Notes due 2006 (the “Peninsula Notes”), and (ii) OED Acquisition, LLC, a Delaware limited liability company (“OEDA”), and the parent company of The Old Evangeline Downs, L.L.C., a Louisiana limited liability company (“OED”), that currently owns and operates a horse track in Lafayette, Louisiana and is constructing a new casino and racetrack facility in St. Landry Parish, Louisiana (the “racino project”). The Old Evangeline Downs Capital Corp. is a wholly owned subsidiary of OED which has no assets or operations and was formed solely to facilitate the offering by OED of its 13% Senior Secured Notes due 2010 with Contingent Interest (the “OED Notes”).

OED’s results of operations and cash flows for the year ended December 31, 2003 and the period February 15, 2002 (date of acquisition) to December 31, 2002 have been consolidated into the Company’s consolidated financial statements. During the period February 15, 2002 to August 30, 2002, the Company had substantive control of OED. On August 31, 2002, OED became an indirect wholly owned subsidiary of the Company. All intercompany transactions have been eliminated.

Racino Development

In order to provide funding for the racino project and to repay certain then existing indebtedness, on February 25, 2003, OED completed a private placement of $123.2 million of its 13% Senior Secured Notes due 2010 with Contingent Interest (the “Private OED Notes”). On September 10, 2003, OED exchanged the Private OED Notes for notes registered with the Securities and Exchange Commission otherwise identical in all respects to the Private OED Notes (the “Registered OED Notes,” and together with the Private OED Notes, the “OED Notes”).

The construction and development of the racino project is expected to be completed in two phases. The first phase involves the construction of the casino and related casino amenities which was substantially completed and opened to the public on December 19, 2003. Construction of the second phase, which involves the construction of the horse racetrack and related facilities, is currently underway. OED expects to begin scheduling live racing meets at the racino in December 2004, at which time it expects to cease operations at its existing horse racetrack.

The total remaining capital expenditures expected to complete the racino project as of December 31, 2003 is approximately $17.5 million. The source of funds to complete construction and development of the racino will be (i) a portion of the proceeds from the offering of the OED Notes, (ii) available borrowings under OED’s $15.0 million senior secured credit facility, (iii) available borrowings under OED’s $16.0 million furniture, fixtures and equipment financing facility and (iv) cash flows from existing racetrack operations and future cash flows from future racino operations. See Note 4 for further information about the OED Notes, the senior credit facility and the furniture, fixtures and equipment financing facility.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation—The consolidated financial statements include the financial information of the Company and its wholly-owned direct and indirect subsidiaries Peninsula Gaming Corp., OEDA, OED and The Old Evangeline Downs Capital Corp. All significant intercompany transactions have been eliminated.

Cash and Cash Equivalents—The Company considers all cash on hand and in banks, certificates of deposit and other highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Restricted Cash—Restricted cash represents amounts for purses to be paid during the live meet racing season at OED. Additionally, restricted cash includes entrance fees for a special futurity race during the racing season, plus any interest earnings. These funds will be used to pay the purse for the race. A separate interest bearing bank account is required for these funds.

Restricted Investments—As of December 31, 2003, OED had approximately $15.8 million invested in government securities with original maturities of greater than 90 days from the date of initial investment. These investments have been classified as held-to-maturity and have contractual maturities of $8.0 million on both February 15, 2004 and August 15, 2004. Proceeds from the maturity of these investments will be used to help make payments of fixed interest on the OED Notes due March 1, 2004 and September 1, 2004 in accordance with the terms of the Cash Collateral and Disbursement Agreement, dated February 25, 2003, among OED, U.S. Bank National Association (as trustee and disbursement agent) and an independent construction consultant (the “Cash Collateral and Disbursement Agreement”).

Allowance for Doubtful Accounts—The allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. The provision for doubtful accounts of $184,179, $138,751 and $152,158 were recorded in 2003, 2002 and 2001, respectively.

Inventories—Inventories consisting principally of food, beverage, retail items, and operating supplies are stated at the lower of first-in, first-out cost or market.

Restricted Cash—Racino Project—”Restricted cash—racino project” represents unused proceeds from the sale of the OED Notes, the use and disbursement of which are restricted to the design, development, construction, equipping and opening of the racino in accordance with the Cash Collateral and Disbursement Agreement. As of December 31, 2003, OED had $14.4 million in cash equivalents deposited in a construction disbursement account, $0.2 million in cash equivalents deposited in an interest reserve account that will be used toward payment of fixed interest on the OED Notes, $5.0 million in cash equivalents deposited in a completion reserve account that will be used to fund potential cost overruns and contingency amounts with respect to the design, development, construction, equipping and opening of the racino and $0.4 million in cash in a local financial institution. The funds deposited in these accounts are invested in cash or securities that are readily convertible to cash.

Property and Equipment—Property and equipment are recorded at cost and capitalized lease assets are recorded at their fair market value at the inception of the lease. Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred. Depreciation and amortization are computed on a straight-line basis over the following estimated useful lives:

Land improvements	20-40 years
Building and building improvements	9-40 years
Riverboat and improvements	5-20 years
Furniture, fixtures and equipment	3-10 years
Computer equipment	3-5 years
Vehicles	5 years

*                                 The Company currently leases the land on which the OED building and leasehold improvements are located. The ground lease annual rental is $0 per year and the lease term expires on the earlier of December 31, 2004 or the first day the Company opens a new racetrack facility for business in St. Landry Parish, Louisiana.

Long-Lived Assets—Effective January 1, 2002, the Company assesses the impairment of long-lived assets, excluding goodwill and indefinite-lived intangible assets, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” This new pronouncement also amends ARB No. 51 “Consolidated Financials Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and also broadens the presentation of discontinued operations to include more disposal transactions. The Company evaluates the carrying value of long-lived assets when events and circumstances warrant such a review. If the carrying value of the long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the asset. The adoption of SFAS No. 144 did not have an impact on our financial position or results of operations for the years ended December 31, 2003 and 2002.

Capitalized Interest—The Company capitalizes interest costs associated with debt incurred in connection with the racino project. When debt is specifically identified as being incurred in connection with the development of the racino project, the Company capitalizes interest on amounts expended on the racino project at the Company’s average cost of borrowed money. Capitalization of interest will cease when the project is substantially complete. The amount capitalized during 2003 and 2002 was $2.2 million and $0.1 million, respectively.

Deferred Financing Costs—Costs associated with the issuance of debt (see Note 4) have been deferred and are being amortized over the life of the related indenture/agreement using the effective interest method.

Goodwill and Other Intangible Assets—At December 31, 2003 and 2002, “Goodwill” and “Other intangibles” consists of goodwill, licensing costs and the acquired tradename associated with the purchase of the Diamond Jo and OED. To the extent the purchase price exceeded the fair value of the net identifiable assets acquired, such excess has been recorded as goodwill. SFAS No. 142 “Goodwill and Other Intangible Assets” provides that goodwill and certain indefinite lived intangible assets will no longer be amortized but will be reviewed at least annually for impairment and written down and charged to income when their recorded value exceeds their estimated fair value. During the first quarter of 2002, the Company performed a transitional impairment test on goodwill, recorded within the Diamond Jo segment, in accordance with SFAS No. 142 and determined that the estimated fair value of the Diamond Jo exceeded its carrying value as of that date. During the first quarter of 2003, the Company performed its annual impairment test on goodwill in accordance with SFAS No. 142 and determined that the estimated fair value of the Diamond Jo exceeded its carrying value as of that date. Based on that review, management determined that there was no impairment of goodwill. Goodwill amortization during 2001 was $1,413,987. Assuming the non-amortization provisions of these standards had been adopted at the beginning of 2001, the Company’s adjusted net income for 2001 would have been $3,233,468.

As of December 31, 2003, the Company had recorded approximately $3.8 million on its balance sheet for directly related legal and other incremental costs associated with the acquisition of OED and obtaining the relevant gaming licenses to conduct gaming operations associated with the racino project in Louisiana. These costs are included as a cost of the acquisition and have been evaluated under SFAS No. 141 “Business Combinations” and SFAS No. 142. Intangible assets of $28.4 million acquired as part of the OED acquisition were identified and valued as follows (in millions):

Slot Machine and Electronic Video Game Licenses	$24.6
Tradename	$2.5
Horse Racing Licenses	$1.3
Total	$28.4

For purposes of the valuations set forth above, each of the identified intangible assets were treated as having indefinite lives and valued separately. The methodology employed by an independent valuation specialist to arrive at such valuations required evaluating the fair market value of the existing horse racing business on a stand-alone basis without taking into account any right to obtain slot machine and electronic video game licenses. Such valuation was based in part upon other transactions in the industry and OED’s historical results of operations. A value was also derived for the tradename using market based royalty rates. A significant portion of the purchase price is attributable to the slot machine and electronic video game license rights, which were valued based upon the market value paid by other operators and upon projected cash flows from operations. These valuations and related intangible assets are subject to impairment by, among other things, significant changes in the gaming tax rates in Louisiana, significant new competition which could substantially reduce profitability, non-renewal of OED’s racing or gaming licenses due to regulatory matters, changes to OED’s tradename or the way OED’s tradename is used in connection with its business and regulatory changes that could adversely affect OED’s business by, for example, limiting or reducing the number of slot machines or video poker machines that they are permitted to operate.

Construction Payable—St. Landry Parish—At December 31, 2003 and 2002, OED had $20.2 million and $2.4 million, respectively, in payables and accruals related to construction and development costs associated with the racino project.

Financial Instruments—The carrying amount for financial instruments included among cash and cash equivalents, accounts receivable, restricted cash, accounts payable and security deposits approximates their fair value based on the short maturity of those instruments.

Revenue Recognition—In accordance with common industry practice, our casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses. Racing revenues include our share of pari-mutuel wagering on live races after payment of amounts returned as winning wagers, and our share of wagering from import and export simulcasting as well as our share of wagering from our off-track betting parlors.

Promotional Allowances—Food, beverage, and other items furnished without charge to customers are included in gross revenues at a value which approximates retail and then deducted as promotional allowances to arrive at net revenues. The cost of such complimentary services have been included as casino expenses on the accompanying statements of operations. Such estimated costs of providing complimentary services allocated from the food and beverage and other operating departments to the casino department were $689,972 and $35,642 for food and beverage and other, respectively, in 2003, $592,539 and $4,672, respectively, in 2002 and $568,098 and $8,977, respectively, in 2001.

Selling, general and administrative—In October 2002, the Company entered into a charitable giving agreement with an Iowa non-for-profit organization in which the Company has agreed, subject to certain contingencies, to give such organization a total contribution of $450,000. The agreement calls for a payment of $50,000 upon the signing of the agreement and $50,000 on March 1 of each of the next seven years beginning on March 1, 2003. The first two payments were made by the Company in October 2002 and March 2003, respectively. As all significant contingencies surrounding the agreement were met during the third quarter of 2003, the Company expensed the remaining unpaid contribution of $350,000. Such expense is included in “Selling, general and administrative” expenses in the Consolidated Statement of Operations.

Development expense—During 2003, the Company entered into an exclusive agreement with the Worth County Development Authority pursuant to which the parties agreed to jointly submit an application for a license to operate a gaming facility in Worth County, Iowa. Under this agreement, we have agreed to design, construct, operate and manage a casino with no less than 700 gaming positions, a waterway, if necessary, a recreational vehicle park with a minimum capacity of 200 spaces, and, upon reaching a targeted rate of return on invested capital, a 100-room hotel development. During 2003, the Company incurred expenses of $102,272 related to the Company entering into this agreement.

Referendum Expenses—In accordance with Iowa law, a referendum must be held every eight years in each of the counties where gambling games are conducted and the proposition to continue to allow gambling games in such counties must be approved by a majority of the county electorate voting on the proposition. Such a referendum took place on November 5, 2002. During 2002, the Company incurred various advertising, promotional and other referendum related expenses totaling $771,111 to promote the approval of continued gaming in Dubuque County. The measure was approved on November 5, 2002 with 79% of the electorate voting on the proposition favoring continued gaming on riverboats in Dubuque County. As the Company will not be required to be a part of another referendum until 2010, such referendum related costs are not expected to be incurred in the future until that time.

State of Wisconsin Government Relations—During 2002 and 2001, the Company incurred expenses for a governmental relations services agreement with respect to gaming issues and developments in Wisconsin which might affect the Company and its gaming operations. Such expenses in 2002 and 2001 totaled $55,000 and $147,163, respectively.

Minority Interest—Minority interest on the Consolidated Statement of Operations represents the 50% portion of net income from OED allocated to the remaining 50% membership interest holder in OED during the period February 15, 2002 through August 30, 2002.

Income Taxes—The Company is a limited liability company. In lieu of corporate income taxes, the members of a limited liability company are taxed on their proportionate share of the Company’s taxable income. Therefore, no provision or liability for federal income taxes has been included in the financial statements.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We periodically evaluate our policies and the estimates and assumptions related to these policies. We also periodically evaluate the carrying value of our assets in accordance with generally accepted accounting principles. We operate in a highly regulated industry and are subject to regulations that describe and regulate operating and internal control procedures. The majority of our revenues are in the form of cash, which by its nature, does not require complex estimates. In addition, we made certain estimates surrounding our application of purchase accounting related to the acquisition and the related assignment of costs to goodwill and other intangible assets.

In addition, contingencies are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies.” SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal matters requires us to use judgment. Many of these legal contingencies can take years to be resolved. Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases. However, an adverse outcome could have a material impact on our financial condition and operating results.

Concentrations of Risk—The Company’s customer base consists of eastern Iowa and southwest Louisiana. Although the Company is directly affected by the economic viability of the area, management does not believe significant risk exists at December 31, 2003.

The Company maintains deposit accounts at three banks. At December 31, 2003 and 2002, and various times during the years then ended, the balance at the banks exceeded the maximum amount insured by the FDIC. Management believes any credit risk related to the uninsured balance is minimal.

Reclassifications—Certain prior year amounts have been reclassified to conform with current year presentation.

Recently Issued Accounting Standards—In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the previous guidance on the subject. This statement requires, among other things, that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions for this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company’s results of operations or financial position of the Company for the year ended December 31, 2003.

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 expands the disclosure requirements related to certain guarantees, including product warranties, and requires the Company to recognize a liability for the fair value of all guarantees issued or modified after December 31, 2002. FIN 45 did not impact the Company’s financial position or net income.

In 2003, the FASB issued Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, which addresses the consolidation and related disclosures of these entities by business enterprises. These are entities in which either the equity investment at risk is not sufficient to absorb the probable loss without additional subordinated financial support from other parties, or the investors with equity at risk lack certain essential characteristics of a controlling interest. Under the Interpretation, the Company must consolidate any variable interest entities (VIEs) in which the Company holds variable interests and the Company is deemed the primary beneficiary. The effective date for the adoption of FIN 46 for interests in VIEs created prior to February 1, 2003 was July 1, 2003 and applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which the Company obtains an interest after that date. The adoption of FIN 46 did not impact the Company’s financial position or net loss available to common members’ interest.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires the issuer to classify a financial instrument that is within the scope of the standard as a liability if such financial instrument embodies an obligation of the issuer. As a result of the adoption of SFAS No. 150 on July 1, 2003, DJL reclassified its $4 million mandatorily redeemable preferred members’ interest from the mezzanine section of the consolidated balance sheet to long-term debt. Further, preferred member distributions paid or accrued subsequent to adoption of SFAS No. 150 are required to be presented as interest expense separately from interest due to other creditors. DJL was not required to record a cumulative effect of change in an accounting principle as the redeemable preferred members’ interest was recorded at fair value prior to July 1, 2003. We are precluded from reclassifying prior period amounts pursuant to this standard.

3.  PROPERTY AND EQUIPMENT

Property and equipment at December 31 is summarized as follows:

	2003	2002
Land and land improvements	$13,686,570	$1,110,000
Building and improvements	51,991,698	8,387,134
Riverboats and improvements	8,305,022	8,300,776
Furniture, fixtures and equipment	28,472,602	7,942,095
Computer equipment	5,196,966	962,700
Vehicles	176,235	130,753
Equipment held under capital lease obligations		704,527
Construction in progress	6,034,867	7,455,885
Subtotal	113,863,960	34,993,870
Accumulated depreciation	(11,386,615)	(9,291,128)
Property and equipment, net	$102,477,345	$25,702,742

4.  DEBT

The Company’s debt consists of the following at December 31:

	2003	2002
12 ¼% Senior Secured Notes due July 1, 2006, net of discount of $383,779 and $506,845, respectively, secured by assets of the Diamond Jo.	$70,616,221	$70,493,155

13% Senior Secured Notes of OED due March 1, 2010 with Contingent Interest, net of discount of $2,276,564, secured by certain assets of OED.	120,923,436

Line of Credit with Wells Fargo Foothill, Inc., interest rate at greater of LIBOR + 3% or Prime + .75%, however, at no time shall the interest rate be lower than 8.5%, (current rate of 8.5%) principal payments of $50,000 due monthly beginning October 2002 through February 2005, maturing March 12, 2005, secured by assets of the Diamond Jo.	11,250,000	11,850,000

$15.0 million Loan and Security Agreement of OED with Wells Fargo Foothill, Inc., interest rate at Prime + 2.50% (current rate of 6.5%), maturing June 24, 2006, secured by certain assets of OED.	5,104,301

$16.0 million Loan and Security Agreement of OED with Wells Fargo Foothill, Inc., interest rate at Prime + 2.50% (current rate of 6.5%), due in 48 equal monthly principal payments beginning on March 1, 2004, secured by certain assets of OED.	12,532,493

Promissory note payable to third party, interest at 4.75% payable monthly in arrears, annual principal payments of $550,000 due each October beginning in 2004, secured by mortgage on certain real property of OED.	3,850,000

Note payable to IGT, interest rate at 9.5%, monthly payments of principal and interest of $31,250, with final payment due July 1, 2005, secured by certain assets of OED.	548,940

Preferred membership interests-redeemable, interest at 9%, due October 13, 2006.	4,000,000

Term loan with Foothill Capital Corporation, interest at Prime + 3.75%, however, at no time shall the interest rate be lower than 7.5% (current rate of 8.0%), maturing the earlier of (a) June 30, 2003 or (b) the date on which OED consummates its financing of the racino project, secured by substantially all the assets of OED.		8,300,000

Note payable to PGP, issued by OEDA, interest rate of 7% until January 31, 2003, thereafter 8% until February 28, 2003, thereafter 9% until March 31, 2003, thereafter the greater of 12% or the fixed rate on the notes expected to be issued to finance the racino project, maturing on June 30, 2003.		7,325,000

Note payable to WET2, interest rate of 7% until March 31, 2003, thereafter the greater of 12% or the fixed rate on the notes expected to be issued to finance the racino project, maturing on June 30, 2003.		4,500,000
Total debt	228,825,391	102,468,155
Less current portion	(4,098,222)	(20,725,000)
Total long term debt	$224,727,169	$81,743,155

On July 15, 1999, the Company completed a private placement of $71 million aggregate principal amount of Peninsula Notes. The Peninsula Notes bear interest at a rate of 12 ¼% per year which is payable semi-annually on January 1 and July 1 of each year. The Peninsula Notes are secured by all of our current and future tangible and intangible assets (with the exception of certain excluded assets). OEDA is an unrestricted subsidiary of the Company under the Peninsula Notes pursuant to the indenture governing the Peninsula Notes, and therefore is not an obligor with respect to the Peninsula Notes and does not otherwise provide credit support with respect to the Company’s payment obligations under such notes. The Peninsula Notes, which mature on July 1, 2006, are redeemable at the Company’s option, in whole or in part at any time or from time to time, on and after July 1, 2003 at certain specified redemption prices set forth in the indenture governing the Peninsula Notes.

The indenture governing the Peninsula Notes contains a number of restrictive covenants and agreements, including covenants that limit the Company’s ability to, among other things: (1) incur more debt; (2) pay dividends, redeem stock or make other distributions; (3) issue stock of subsidiaries; (4) make investments; (5) create liens; (6) enter into transactions with affiliates; (7) merge or consolidate; and (8) transfer or sell assets. At December 31, 2003, the Company was in compliance with all such covenants. The events of default under the indenture include provisions that are typical of senior debt financings. Upon the occurrence and continuance of certain events of default, the trustee or the holders of not less than 25% in aggregate principal amount of outstanding Peninsula Notes may declare all unpaid principal and accrued interest on all of the Peninsula Notes to be immediately due and payable. Upon the occurrence of a change of control (as defined in the indenture governing the Peninsula Notes), each holder of Peninsula Notes will have the right to require the Company to purchase all or a portion of such holder’s Peninsula Notes pursuant to the offer described in the indenture at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.

On February 25, 2003, OED completed the private placement of $123.2 million aggregate principal amount of OED Notes. The OED Notes bear interest at a rate of 13% per year which is payable semi-annually on March 1 and September 1 of each year, beginning September 1, 2003. Contingent interest will accrue on the OED Notes beginning in the first full fiscal year after the casino begins operations. The amount of contingent interest will be equal to 5.0% of OED’s cash flow for the applicable period, subject to certain limitations. OED may defer paying a portion of contingent interest under certain circumstances set forth in the indenture governing the OED Notes. Neither the Company nor any of its direct subsidiaries is an obligor under the OED Notes or is required to provide credit support with respect to OED’s payment obligations thereunder.

At the end of each six-month period after the casino portion of the racino begins operations, OED is required under the indenture governing the OED Notes to offer to purchase the maximum principal amount of OED Notes that may be purchased, with an amount equal to the sum of (i) 50% of OED’s excess cash flow for such period (if any) and (ii) the then available balance in an excess cash flow account, which account at any time shall not exceed $10.0 million. For 45 days following the expiration of each initial excess cash flow offer to purchase, the holders of the OED Notes have the right to request that OED make an offer to purchase OED Notes with the funds in the excess cash flow account subject to certain limitations, including that OED shall not be required to make more than one offer at any one time. All such offers to purchase OED Notes shall be made at 101% of the principal amount, plus accrued and unpaid interest.

The OED Notes are secured by all of OED’s current and future assets (with the exception of certain excluded assets), including the remaining unused proceeds from the offering of the OED Notes which have been deposited into OED’s construction disbursement, interest reserve and completion reserve accounts. The OED Notes, which mature on March 1, 2010, are redeemable at OED’s option, in whole or in part at any time or from time to time, on and after March 1, 2007 at certain specified redemption prices set forth in the indenture governing the OED Notes. The indenture governing the OED Notes contains a number of restrictive covenants and agreements, including covenants that limit the ability of OED and its subsidiaries to, among other things: (1) pay dividends, redeem stock or make other distributions or restricted payments; (2) incur indebtedness or issue preferred shares; (3) make certain investments; (4) create liens; (5) agree to payment restrictions affecting the subsidiary guarantors; (6) consolidate or merge; (7) sell or otherwise transfer or dispose of assets, including equity interests of subsidiaries; (8) enter into transactions with affiliates; (9) designate subsidiaries as unrestricted subsidiaries; (10) use proceeds of permitted asset sales and (11) change its line of business. At December 31, 2003, OED was in compliance with all such covenants. The events of default under the indenture include provisions that are typical of senior debt financings. Upon the occurrence and continuance of certain events of default, the trustee or the holders of not less than 25% in aggregate principal amount of outstanding OED Notes may declare all unpaid principal and accrued interest on all of the OED Notes to be immediately due and payable. Upon the occurrence of a change of control (as defined in the indenture governing the OED Notes), each holder of OED Notes will have the right to require OED to purchase all or a portion of such holder’s OED Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.

The obligations of the Company under it’s senior secured credit facility dated February 23, 2001 (the “DJL Credit Facility”) are senior to the Company’s obligations under the Peninsula Notes. The DJL Credit Facility contains, among other things, covenants, representations and warranties and events of default customary for loans of this type. The most significant covenants include a minimum EBITDA requirement and the maintenance of certain financial ratios that limit our ability to make distributions and incur debt. At December 31, 2003 and 2002, the Company was in compliance with all such covenants. At December 31, 2003, the Company had outstanding borrowings of $11.3 million and outstanding letters of credit of $0.5 million under the DJL Credit Facility.

On June 24, 2003, OED entered into a new $15.0 million senior secured credit facility with Wells Fargo Foothill, Inc. as lender (the “OED Credit Facility”). The OED Credit Facility was amended by the parties thereto on September 22, 2003, December 10, 2003 and December 24, 2003 (the “OED Credit Facility Amendments”). OED’s obligations under the OED Credit Facility are secured by a lien on substantially all of its and its subsidiaries’ current and future assets, other than the construction disbursement, interest reserve, completion reserve and excess cash flow accounts and certain other excluded assets as well as a pledge by OEDA of the capital stock of OED. Pursuant to the intercreditor agreement described below, the lien on the collateral securing the OED Credit Facility is senior to the lien on such collateral securing the OED Notes.

The OED Credit Facility consists of a revolving credit facility which permits OED to request advances and letters of credit to finance working capital and other general corporate needs. Pursuant to the OED Credit Facility Amendments, OED had the ability to borrow up to $8.5 million (less amounts outstanding under letters of credit) at any one time outstanding during the period before the date that the casino portion of the racino has been completed and, among other things, is open for business to the general public and construction costs for the casino have been paid in full or, if such payments are not yet due on such date, that sufficient funds remain in the construction disbursement account to satisfy such payments in full (the “Phase I Completion Date”). All requirements under the definition of the Phase I Completion Date were met on January 9, 2004. For the period after the Phase I Completion Date but before the second anniversary of the Phase I Completion Date (the “Second Anniversary”), the total amount of credit that will be available to OED will be the lesser of $15.0 million and a specified borrowing base (the “Borrowing Base”). For the purposes of the OED Credit Facility, the Borrowing Base is the lesser of 30% of the amount of certain costs incurred by OED in connection with the construction of the racino project and 20% of the amount of the distressed-sale valuation of its and its subsidiaries’ operations and assets. After the Second Anniversary, the total amount of credit that will be available to OED will be the greater of (i) the lesser of $10.0 million and the Borrowing Base or (ii) the aggregate principal amount of all advances outstanding as of the Second Anniversary. At December 31, 2003, OED had outstanding borrowings of $5.1 million and outstanding letters of credit of $3.2 million under the OED Credit Facility.

All revolving loans and letters of credit issued under the OED Credit Facility will mature on June 24, 2006. Prior to the maturity date, funds borrowed under the OED Credit Facility may be borrowed, repaid and reborrowed, without premium or penalty. OED’s borrowings under the OED Credit Facility will bear interest at a base rate (a Wells Fargo prime rate) plus a margin of 2.50%. The interest rate payable under the OED Credit Facility will increase by 2% per annum during the continuance of an event of default. Under the OED Credit Facility, OED is also required to pay to the lender a letter of credit fee equal to 2% per annum on the daily balance of the undrawn amount of all outstanding letters of credit and to the institution issuing a letter of credit a fronting fee, in each case payable in arrears on a monthly basis.

The OED Credit Facility contains, among other things, covenants, representations and warranties and events of default customary for loans of this type. The most significant covenants include a minimum EBITDA requirement and a maximum capital expenditure requirement. At December 31, 2003, OED was in compliance with all such covenants.

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

On September 22, 2003, OED entered into a new $16.0 million senior secured credit facility with Wells Fargo Foothill, Inc. as lender (the “OED FF&E Facility”). Under the OED FF&E Facility, the lender agrees to make a series of term loans, up to a maximum amount of $16.0 million, to finance the purchase of gaming equipment and other furniture, fixtures and equipment. OED’s obligations under the OED FF&E Facility are, subject to certain limitations, secured by a first priority lien on all of the furniture, fixtures and equipment, and all proceeds and products thereof. At December 31, 2003, OED had outstanding borrowings of $12.5 million under the OED FF&E Facility.

Loans under the OED FF&E Facility shall be repayable in 48 equal monthly installments of principal, commencing on March 1, 2004, and continuing on the first day of each month thereafter until the unpaid balance of all loans are paid in full. The outstanding principal balance and all accrued and unpaid interest under all loans shall also be due and payable in full on March 1, 2008. Once borrowed, all loans may be prepaid in whole or in part without penalty or premium at any time during the term of this agreement. Amounts borrowed and repaid may not be reborrowed. OED’s borrowings under the OED FF&E Facility will bear interest at a base rate (a Wells Fargo prime rate) plus a margin of 2.50%, but at no time shall the interest rate be less than 6%. The interest rate payable under the OED FF&E Facility will increase by 2% per annum during the continuance of an event of default.

The OED FF&E Facility contains, among other things, covenants, representations and warranties and events of default customary for loans of this type. The most significant covenants include a minimum EBITDA requirement and a maximum capital expenditure requirement. At December 31, 2003 OED was in compliance with all such covenants.

In October 2003, OED entered into a purchase agreement to acquire 93 acres of land, divided into seven approximately equal parcels, for a total purchase price of $3,850,000. The purchase price under this purchase agreement was financed by the seller with OED issuing a $3,850,000 note payable to the seller. The note is payable in seven equal annual installments of $550,000 beginning October 24, 2004 and bears interest at a rate of 4.75% of the unpaid balance due monthly in arrears on the fifth day of each month beginning on December 5, 2003. The note is collateralized by a mortgage on the property. Simultaneously with the payment of each $550,000 annual installment discussed above, seller agrees to release one of the remaining parcels from the mortgage.

In March 2003, OED entered into a participation agreement with a third party operator to own and operate 100 video poker machines at OED’s OTB in Port Allen, Louisiana. In December 2003, OED obtained its license to own and operate video poker machines. In accordance with the participation agreement, OED assumed the remaining balance of an original $663,700 promissory note payable in exchange for ownership of the 100 video poker machines. The note bears interest at 9.5% and is payable in monthly installments of principal and interest of $31,250 with the last payment due July 1, 2005. The note is collateralized by a security interest in the machines.

On July 15, 1999, the Company authorized and issued $7.0 million of preferred membership units. The holders of all of the Company’s preferred membership interests are entitled to receive, subject to certain restrictions contained in the indenture governing the Notes, out of funds legally available therefor, cumulative preferred distributions payable semiannually at an annual rate of 9% of the original face amount thereof. Other than certain limited consent rights and as required by law, holders of the Company’s preferred membership interests have no voting rights.

The Company redeemed $3.0 million in original face amount of its preferred membership interests on January 19, 2001 at a redemption price of $3.0 million, plus a portion of accrued and unpaid interest thereon of $170,000, the balance of which, in an amount equal to $145,000 plus accrued interest on such amount (the “Accrued Preferred Distribution”), was agreed to be paid by the Company at such time that such payment is permitted to be made pursuant to the Company’s existing financing arrangements, but in no event later than January 15, 2003. The Accrued Preferred Distribution totaling $171,100 was paid on January 15, 2003. The balance of preferred membership interests not redeemed by the Company must be redeemed by the Company 90 days after the seventh anniversary of the closing date of the acquisition at a redemption price of $4.0 million, plus any accrued and unpaid preferred interest through the date of redemption. Interest for the years ended December 31, 2003, 2002 and 2001 (other than the Accrued Preferred Distribution) was $360,544, $373,050 and $386,174, respectively. At December 31, 2003 and 2002, accrued interest related to the preferred membership interests was approximately $1.1 million and $0.9 million respectively. In accordance with the adoption of SFAS 150 on July 1, 2003, interest associated with preferred membership interests after July 1, 2003 has been recorded as “Interest expense related to preferred members’ interest, redeemable” on the Consolidated Statement of Operations.

Concurrently with the issuance of the OED Notes, our obligations under the Term Loan, the PGP Note and the WET2 Note were repaid in February 2003.

5.  CAPITAL LEASE OBLIGATION

Capital lease obligations at December 31 are as follows:

	2003	2002
Liability under capital leases	$0	$475,781
Less current portion
	$0	$475,781

On September 6, 2002, the Company entered into a purchase and license agreement (the “CDS Agreement”) with Casino Data Systems (“CDS”). The CDS Agreement contains various requirements including upgrades to Diamond Jo’s current slot information system, installation of the CDS slot information system as part of the racino project and equipment purchases. If and when such requirements are met, CDS agreed to waive any claimed liability or responsibility of the Company for payment of the outstanding capital lease liability of $475,781. As the Company substantially met all of the requirements included in the CDS Agreement as of December 31, 2003, the Company no longer has any obligation to CDS related to this capital lease. The capital lease liability was primarily offset against the capital assets acquired under the original capital lease as well as assets acquired under the CDS Agreement. Amortization of the capital lease asset was included in depreciation expense for the years ended December 31, 2003, 2002 and 2001.

6.  LITIGATION SETTLEMENT

On November 8, 1994, the Louisiana Horsemen’s Benevolent and Protective Association 1993, Inc. (“LHBPA”) filed a lawsuit against all licensed horse racetracks in the State of Louisiana. The lawsuit alleged that LHBPA did not receive the appropriate share of net revenues from video poker devices located at licensed horse racetracks. In February 2003, OED entered into a settlement agreement with LHBPA for $1.6 million. The terms of the settlement agreement requires OED to make payments of $400,000 annually beginning in March 2003, with additional $400,000 payments due in March 2004 through 2006.

In accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies,” the Company recorded an expense and related accrual of $1.6 million in the financial statements as of December 31, 2002. Of the total $1.6 million accrual, $0.4 million has been included in “Other accrued expenses” in the “Current Liabilities” section with the remaining $1.2 million recorded under “Other accrued expenses” in the “Long-term liabilities” section of the Consolidated Balance Sheet.

7.  EMPLOYEE BENEFIT PLAN

The Company has qualified defined contribution plans under section 401(k) of the Internal Revenue Code for employees of the Diamond Jo and Evangeline Downs. Under the plans, eligible employees may elect to defer up to 60% of their salary, subject to Internal Revenue Service limits. The Company may make a matching contribution to each participant based upon a percentage set by the Company, prior to the end of each plan year. Company matching contributions to the plans at the Diamond Jo and Evangeline Downs were $234,002, $227,351 and $227,596 in 2003, 2002 and 2001, respectively.

8.  LEASING ARRANGEMENTS

Ground Lease—Lafayette—The Company currently leases the land on which the OED racetrack is located. The ground lease annual rental is $0 per year and the lease term expires on the earlier of December 31, 2004 or the first day the Company opens a new racetrack facility for business in St. Landry Parish, Louisiana.

New Iberia—The Company is under a twelve-month lease which runs from September 1, 2002 through August 31, 2003 with lease payments of $5,000 due each month, after which the lease will revert to a month-to-month contract for $5,000 per month to lease the New Iberia off-track betting parlor. The lease requires payment of property taxes, maintenance and insurance on the property. During the year ended December 31, 2003 and the period February 15, 2002 (date of acquisition) to December 31, 2002, OED paid $60,000 and $52,321, respectively, in rent for the New Iberia off-track betting parlor.

Pari-Mutuel Processing Equipment—OED entered into a five-year lease agreement commencing on February 15, 2001 for computerized pari-mutuel central processing equipment, terminals and certain associated equipment at OED. Additionally, the lease agreement provides the Company with pari-mutuel services whereby the leased equipment automatically registers and totals the amounts wagered on the races held at the race track or simulcast to it and to its respective off-track wagering parlors, and displays the win pool odds, payoffs, and other pertinent horse racing information needed to operate live meet horse racing and off-track betting. The Company pays 0.43% of the handle for the services provided during both live meet racing days and off-track betting racing days. The charges are subject to a minimum of $1,950 per live meet race day and $1,150 per off-track betting race day. Additionally, if a race day is not completed, the Company must pay 50% of the minimum if less than four races are declared official and 100% of the minimum if four or more races are declared official. In 2003, OED had 87 live meet racing days and 223 off-track betting days. OED paid $466,923 and $378,204 during the year ended December 31, 2003 and the period February 15, 2002 (date of acquisition) to December 31, 2002, respectively, related to the pari-mutuel processing equipment lease.

In 2004, OED is scheduled to run 116 live meet racing days and 249 off-track betting days. The total minimum rental payments for the lease mentioned in the preceding paragraph assuming 116 live meet racing days and 249 off-track betting days for each of the years ended December 31 are summarized as follows:

2004	$512,550
2005	512,550
2006	51,750
$1,076,850

The Company leases various other equipment under noncancelable operating leases. The leases require fixed monthly payments to be made ranging from $60 to $2,553 and certain other gaming machines and tables require contingent monthly rental payments based on usage of the equipment. The leases expire on various dates through 2008. Rent expense in 2003, 2002 and 2001 was $1,123,459, $1,236,088 and $1,348,670, respectively.

The future minimum rental payments required under these leases for the years ended December 31 are summarized as follows:

2004	$63,561
2005	30,630
2006	30,630
2007	12,763
$137,584

9.  COMMITMENTS AND CONTINGENCIES

Under the Company’s and PGP’s operating agreements, the Company and PGP have agreed, subject to few exceptions, to indemnify and hold harmless our members, PGP and PGP members, as the case may be, from liabilities incurred as a result of their positions as our sole manager and as members of the Company or PGP, as the case may be.

On June 25, 2002, PGP entered into an agreement with William E. Trotter, II (“Trotter”) and William E. Trotter, II Family L.L.C., a Louisiana limited liability company (“WET2LLC”) to acquire (i) all of Trotter’s interests in two promissory notes issued by OED in connection with DJL’s acquisition of OED, and (ii) all of Trotter’s membership interests owned by WET2LLC (together, the “Trotter Purchase”). On August 30, 2002, OEDA consummated the Trotter Purchase for a purchase price consisting of cash of $15,546,000, plus a contingent fee of one half of one percent (0.5%) of the net slot revenues generated by OED’s racino located in St. Landry Parish, Louisiana, for a period of ten years commencing on December 19, 2003, the date the racino’s casino opened to the general public.

The Company is involved in a lawsuit with a former employee. Management believes that such lawsuit is without merit and that the ultimate disposition of this action should not have a material adverse effect on the financial condition of the Company; however, no assurance can be given as to the ultimate disposition of such action.

Other than as noted above, we are not a party to, and none of our property is the subject of, any other pending legal proceedings other than litigation arising in the normal course of business. We do not believe that adverse determinations in any or all such other litigation would have a material adverse effect on our financial condition, results of operations or cash flows.

10.  MEMBERS’ EQUITY

On July 15, 1999, the Company authorized and issued $9.0 million of common membership units. PGP, as the holder of all of the Company’s issued and outstanding common membership interests, is entitled to vote on all matters to be voted on by holders of common membership interests of the Company and, subject to certain limitations contained in the Company’s operating agreement and the indenture governing the Peninsula Notes, is entitled to dividends and other distributions if, as and when declared by the Company’s managers out of funds legally available therefor.

11.  DUBUQUE RACING ASSOCIATION, LTD. CONTRACT

Dubuque Racing Association, Ltd. (the “Association”), a qualified sponsoring organization, presently holds a license to conduct gambling games under Chapter 99F and other Iowa statutes. The Association owns Dubuque Greyhound Park, a traditional greyhound racetrack with 600 slot machines and amenities including a gift shop, restaurant and clubhouse. The Company entered into a contract (the “Operating Agreement”) with the Association relating to the operation of an excursion gambling riverboat for excursion seasons through December 31, 2008, under gambling licenses held jointly. Under the terms of the Operating Agreement, subject to certain conditions, the Association shall receive the greater of the Association’s gaming revenues from the greyhound park for the period, or a percentage of the total combined gaming revenues of the Association from the greyhound park and the Company as follows:

•    32% of the first $30,000,000 of total combined gaming revenues, plus

•    8% of the total combined gaming revenues over $30,000,000, but less than $42,000,000, plus

•    8% of total combined gaming revenues between $42,000,000 and $46,000,000 during any period for which no excursion boat gambling or land based gambling operation is carried on from a Wisconsin or Illinois gambling operation in Grant County, Wisconsin, or Joe Davies County, Illinois.

Gaming revenues under this contract means adjusted gross receipts, less gaming taxes.

The Association’s gaming revenues from the greyhound park in 2003, 2002 and 2001 were $34,688,572, $30,041,841, and $27,108,884, respectively, which are higher than the previously described thresholds, therefore, no payments have been made to the Association in 2003, 2002 and 2001 under the Operating Agreement.

Commencing April 1, 2000, the Company had been obligated to pay, and has paid, the Association the sum of $.50 for each patron admitted on the boat, which, based upon recent annual attendance, approximates $500,000 annually. During 2003, 2002 and 2001, these payments approximated $527,000, $495,000 and $503,000, respectively.

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

12.  TRANSACTIONS WITH RELATED PARTIES

During 2003, 2002 and 2001, the Company paid $1,557,143, $1,260,012 and $1,760,908, respectively, to PGP primarily in respect of (i) certain consulting and financial advisory services, (ii) board fees and expenses paid to the members of the board of managers of PGP and (iii) tax, accounting, legal and administrative costs and expenses of PGP.

During 2003, OEDA accrued board fees payable to a member of the board of managers of the Company of $175,000. This amount was paid in January 2004.

During the period February 15, 2002 through December 31, 2002, OED paid principal of $18,379 and interest of $297,536 to WET2 related to WET2’s 50% interest in the Old OED Notes. WET2, through its affiliate WET2LLC, owned 50% of the membership interests of OED until August 30, 2002.

13.  SEGMENT INFORMATION

Pursuant to the provisions of SFAS No. 131 “Disclosures About Segments of an Enterprise and Related Information,” the Company has determined that, in connection with the acquisition of OED, the Company currently operates two reportable segments: (1) Iowa operations, which comprise the Diamond Jo riverboat casino in Iowa and (2) Louisiana operations, which comprise the casino, racetrack and OTB’s operated by OED in Louisiana. Prior to the acquisition of OED, during 2002, the Company operated under one reportable segment.

The accounting policies for each segment are the same as those described in Note 2 above. The Company and the gaming industry use earnings before interest, taxes, depreciation and amortization (“EBITDA”) as a means to evaluate performance. EBITDA should not be considered as an alternative to, or more meaningful than, net income (as determined in accordance with accounting principles generally accepted in the United States of America).

The table below presents information about reported segments as of and for the years ended (in thousands):

	Net Revenues
	2003	2002
Diamond Jo(1)	$54,004	$48,598
OED(2)	22,498	16,590
Total	$76,502	$65,188

	Adjusted EBITDA(3)
	2003	2002
Diamond Jo(1)	$18,353	$15,558
OED(2)	930	1,486
Total Adjusted EBITDA(3)	19,283	17,044
Diamond Jo:
Development costs	(103)
Charitable giving agreement	(350)
Referendum expense		(771)
Depreciation and amortization	(2,500)	(2,767)
Interest expense, net	(11,050)	(10,466)
Loss on sale of assets	(50)	(8)
Preferred member distributions	(181)	(373)
OED:
Pre-opening expense	(3,257)
Litigation settlement		(1,600)
Depreciation and amortization	(824)	(184)
Interest expense, net	(13,710)	(1,375)
Minority interests		(232)
Net income to common members’ interest	$(12,742)	$(732)

Net Cash flow from operating activity	769	11,784
Net Cash flow from investing activity	(94,695)	(37,790)
Net Cash flow from financing activity	104,575	28,993

	Total Assets
	2003	2002
Diamond Jo	$84,704	$83,706
OED	176,815	42,742
Total	$261,519	$126,448

(1)                                  Reflects results of operations of the Diamond Jo for the years ended December 31, 2003 and 2002.

(2)                                  Reflects results of operations of OED for the year ended December 31, 2003 and the period February 15, 2002 (date of acquisition) to December 31, 2002.

(3)                                  Adjusted EBITDA is defined as net income to common members’ interest plus depreciation and amortization, pre-opening expense, expenses associated with the charitable giving agreement, development expense, referendum expense and litigation settlement (see Note 2 for discussion on development costs, expenses associated with the charitable giving agreement and referendum expense and Note 6 for discussion on litigation settlement).

14.                               SUBSEQUENT EVENTS (UNAUDITED)

On March 11, 2004, the Company and OED announced that they intend to refinance the Peninsula and the OED Notes with a proposed offering of $230 million (which subsequently has been increased to $233 million) of senior secured notes due 2012 and a new credit facility.  As part of this note offering, they are also seeking requisite regulatory approvals to effect a series of corporate transactions, including the creation of a new holding company to be the new direct parent of the Company and OED and a co-issuer of the new senior secured notes.  In the event regulatory approval of the corporate transactions is not obtained, the Company and OED will still consummate the note offering and use the proceeds of the offering to repurchase and redeem the OED Notes and Peninsula Notes, respectively.  In such event, however, they will not at such time effect the corporate transactions or enter into the new credit facility.

On March 9, 2004, the Company commenced a tender offer and consent solicitation to repurchase all of its outstanding OED Notes and to solicit consents to certain proposed amendments to the indenture governing the OED Notes as set forth in the Company’s Offer to Purchase and Consent Solicitation Statement, dated March 9, 2004 (the “Statement”).  As of March 19, 2004, the expiration date of the consent solicitation, the Company had received the requisite consents and tenders from holders of a majority of the aggregate principal amount of the outstanding OED Notes, which consents and tenders are irrevocable subject to certain limited exceptions set forth in the Statement.  The tender offer is scheduled to expire on April 5, 2004, unless extended or earlier terminated.

In March 2004, the Company amended the DJL Credit Facility (the “DJL Credit Facility Amendment”).  Under the terms of the DJL Credit Facility Amendment, the minimum interest rate on all outstanding borrowings under the DJL Credit Facility less than $10.0 million is reduced to 5.5% and the term of the DJL Credit Facility was extended by one year to March 12, 2006.

* * * * *

15.                               QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	2003 Quarters Ended
	(Dollars in Thousands)
	March 31	June 30	September 30	December 31
Net revenues	$15,670	$19,559	$20,993	$20,280
Income from Operations	3,165	3,679	4,479	927
Net income (loss) before preferred member distributions	(1,874)	(2,923)	(2,170)	(5,595)
Net income (loss)	$(1,965)	$(3,013)	$(2,170)	$(5,594)

	2002 Quarters Ended
	(Dollars in Thousands)
	March 31	June 30	September 30	December 31
Net revenues	$13,308	$18,474	$18,180	$15,226
Income from Operations	2,949	3,923	4,201	650
Net income (loss) before preferred member distributions	322	1,049	1,159	(2,657)
Net income (loss)	$194	$795	$969	$(2,690)

SCHEDULE II

DIAMOND JO, LLC

(formerly known as PENINSULA GAMING COMPANY, LLC) VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2003, 2002 and 2001

(in thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions(a)	Balance at End of Year
Year ended December 31, 2003:
Allowance for doubtful accounts	$46	$184	$(168)	$62
Year ended December 31, 2002:
Allowance for doubtful accounts	$57	$139	$(150)	$46
Year ended December 31, 2001:
Allowance for doubtful accounts	$43	$152	$(138)	$57

(a)                                  Amounts written off.