Form 10-K/A
period 2003-12-31
PENINSULA GAMING CO LLC; PENINSULA GAMING CORP
filed 2004-04-01
CIK 1095997, 1096051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Explanatory Note

On March 30, 2004, Diamond Jo, LLC and Peninsula Gaming Corp. filed with the Securities and Exchange Commission their Annual Report on Form 10-K for the year ended December 31, 2003 (the “Initial 10-K”).  Subsequent to the filing of the Initial 10-K, omissions were discovered in the exhibit list in Item 15 of the Initial 10-K and errors were discovered in footnote 2 of the table contained in Item 6 and in the Overview and Results of Operations sections in Item 7 of the Initial 10-K.  This Amendment No. 1 corrects those omissions and errors.  No other changes are included in this Amendment No. 1.

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

Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC)	Pro Forma	Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC	Predecessor Companies
2003	2002	2001	2000	1999	Period from July 15, 1999 to December 31,1999	Period from January 1, 1999 to July 14, 1999
(Dollars in thousands)
Statement of Operations Data
Revenues:
Casino	$56,795	$48,262	$47,710	$45,519	$44,916	$21,153	$23,763
Racing	17,774	15,510
Food and beverage	4,565	3,886	2,745	2,663	2,643	1,235	1,408
Other	589	145	132	169	243	122	121
Less: Promotional allowances	(3,221)	(2,615)	(2,470)	(2,599)	(1,927)	(1,017)	(910)
Net revenues	76,502	65,188	48,117	45,752	45,875	21,493	24,382

Expenses:
Casino	23,533	20,555	20,375	19,517	18,399	8,599	9,800
Racing	14,646	12,651
Food and beverage	4,282	3,820	2,857	2,856	2,808	1,328	1,480
Boat operations	2,322	2,296	2,259	2,242	2,100	991	1,109
Other	443	27	22	37	37	16	21
Selling, general and administrative	12,343	8,740	6,681	6,459	7,383	3,736	3,647
Depreciation and amortization	3,324	2,950	3,963	3,571	2,698	1,541	1,157
Pre-opening expense	3,257
Development costs	102
Litigation settlement	1,600
Referendum	771
State of Wisconsin government relations	55	147
Non-recurring expenses	5,005	3,134	1,871
Total expenses	64,252	53,465	36,304	34,682	38,430	19,345	19,085

Income From Operations	12,250	11,723	11,813	11,070	7,445	2,148	5,297
Other Income (Expense)
Interest income	490	46	184	434	231	155	76
Interest expense, net of amounts capitalized	(25,072)	(11,888)	(9,640)	(9,507)	(4,714)	(4,383)	(331)
Interest expense related to preferred members’ interest, redeemable	(180)
Loss on sale of assets	(50)	(8)	(152)	(122)	(166)	(68)	(98)
Total other expense	(24,812)	(11,850)	(9,608)	(9,195)	(4,649)	(4,296)	(353)

Preferred member distributions	(180)	(373)	(386)	(630)	(289)	(289)
Minority interest	(232)
Net income (loss) to common interests	$(12,742)	$(732)	$1,819	$1,245	$2,507	$(2,437)	$4,944

Ratio of earnings to fixed charges	0.5	x	0.9	x	1.2	x	1.1	x	.4	x	13.5	x

Other Data
Cash flows from operating activities	$769	$11,784	$7,250	$4,951	$2,475	$6,134
Cash flows from investing activities	(94,695)	(37,790)	(2,816)	(2,409)	(68,611)	80
Cash flows from financing activities	104,575	28,993	(5,273)	(2,099)	74,055	(8,277)
Distributions to common members	1,557	1,260	1,761	1,918	286	5,258

Balance Sheet Data:	2003	2002	2001	2000	1999
Current assets	$40,227	$12,160	$8,034	$9,134	$8,765
Total assets	261,519	126,448	84,374	86,788	88,175
Current liabilities	46,321	35,358	3,964	3,533	4,370
Total debt (1)	228,825	102,944	70,860	70,764	70,680
Preferred member interest, redeemable (1)	—	4,000	4,000	7,000	7,000
Total members’ equity (deficit)	(10,629)	3,671	5,663	5,604	6,277

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

(2)                                  For purposes of determining the ratio of earnings to fixed charges, earnings are defined as income before income taxes plus fixed charges. Fixed charges include interest expense on all indebtedness and amortization of deferred financing costs. Earnings were insufficient to cover fixed charges for the period from July 15, 1999 to December 31, 1999 and for the fiscal years ended December 31, 2002 and 2003 by $2.4 million, $0.7 million and $12.7 million, respectively.

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

We are experiencing substantial growth. The Diamond Jo’s net revenues grew 11.1% to $54.0 million and Adjusted EBITDA grew 18.0% to $18.4 million for 2003 compared to 2002. We attribute this growth principally to the completion of the $188 million America’s River Project in the Port of Dubuque where the Diamond Jo is located. We believe this project, along with our marketing efforts, will continue to foster growth at the Diamond Jo. In December 2003, we began casino operations at Evangeline Downs which currently has 1,627 slot machines. In January 2004 Evangeline Downs generated casino gaming revenues of $6.0 million, or approximately $193,500 per day. In February 2004 these figures increased to $6.3 million and $217,000 per day, representing a per day increase of 11.6%. Evangeline Downs’ database of players increased nearly 100% in January, from approximately 14,400 to approximately 28,500, and over 20% in February, to approximately 35,100. There currently are over 40,000 players in Evangeline Downs’ database. We believe our casino gaming revenues at Evangeline Downs will continue to grow as we further develop our database of players and switch our focus from awareness to target marketing. In addition, in December 2003 we began operating 100 video poker machines at our OTB in Port Allen, Louisiana.

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

3.1A

Certificate of Formation of Peninsula Gaming Company, LLC—incorporated herein by reference to Exhibit 3.1A of the Company’s Form S-4 filed October 12, 1999. (With regard to applicable cross references in this report, the Company’s Current, Quarterly and Annual Reports are filed with the SEC under File No. 333-88829.)

3.1B	Amendment to Certificate of Formation of Peninsula Gaming Company, LLC—incorporated herein by reference to Exhibit 3.1B of the Company’s Form S-4 filed October 12, 1999.

3.2	Operating Agreement of Peninsula Gaming Company, LLC—incorporated herein by reference to Exhibit 3.2 of the Company’s Form S-4 filed October 12, 1999.

3.3	Articles of Incorporation of Peninsula Gaming Corp.— incorporated herein by reference to Exhibit 3.3 of the Company’s Form S-4 filed October 12, 1999.

3.4	By-laws of Peninsula Gaming Corp.—incorporated herein by reference to Exhibit 3.4 of the Company’s Form S-4 filed October 12, 1999.

4.1	Specimen Certificate of Common Stock of Peninsula Gaming Corp. —incorporated herein by reference to Exhibit 4.1 of the Company’s Form S-4 filed October 12, 1999.

4.2A

Indenture, dated July 15, 1999, by and among Peninsula Gaming Company, LLC, Peninsula Gaming Corp. and Firstar Bank of Minnesota, N.A., as trustee—incorporated herein by reference to Exhibit 4.2 of the Company’s Form S-4 filed October 12, 1999.

4.2B

First Supplemental Indenture, dated January 15, 2002, by and among Peninsula Gaming Company, LLC and Peninsula Gaming Corp., as Issuers, the Subsidiary Guarantors referred to therein and U.S. Bank National Association, as trustee—incorporated herein by reference to Exhibit 4.3 of the Company’s Form 8-K Current Report filed March 4, 2002.

10.1

Employment Agreement, dated April 1, 2000, by and among Natalie Schramm and Peninsula Gaming Company, LLC—incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-K Annual Report for the year ended December 31, 2002.

10.2

Indemnification Agreement, dated June 7, 1999, by and among Natalie Schramm and AB Capital, L.L.C. and Peninsula Gaming Company, LLC—incorporated herein by reference to Exhibit 10.2 of the Company’s Form S-4 filed October 12, 1999.

10.3A	Operating Agreement, dated February 22, 1993, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C. —incorporated herein by reference to

Exhibit Number	Description

Exhibit 10.9A of the Company’s Form S-4 filed October 12, 1999.

10.3B

Amendment to Operating Agreement, dated February 22, 1993, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C. —incorporated herein by reference to Exhibit 10.9B of the Company’s Form S-4 filed October 12, 1999.

10.3C

Amendment to Operating Agreement, dated March 4, 1993, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C. —incorporated herein by reference to Exhibit 10.9C of the Company’s Form S-4 filed October 12, 1999.

10.3D

Third Amendment to Operating Agreement, dated March 11, 1993, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C. —incorporated herein by reference to Exhibit 10.9D of the Company’s Form S-4 filed October 12, 1999.

10.3E

Fourth Amendment to Operating Agreement, dated March 11, 1993, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C. —incorporated herein by reference to Exhibit 10.9E of the Company’s Form S-4 filed October 12, 1999.

10.3F

Fifth Amendment to Operating Agreement, dated April 9, 1993, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C. —incorporated herein by reference to Exhibit 10.9F of the Company’s Form S-4 filed October 12, 1999.

10.3G

Sixth Amendment to Operating Agreement, dated November 29, 1993, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C. — incorporated herein by reference to Exhibit 10.9G of the Company’s Form S-4 filed October 12, 1999.

10.3H

Seventh Amendment to Operating Agreement, dated April 6, 1994, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C. —incorporated herein by reference to Exhibit 10.9H of the Company’s Form S-4 filed October 12, 1999.

10.3I

Eighth Amendment to Operating Agreement, dated April 29, 1994, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C. —incorporated herein by reference to Exhibit 10.91 of the Company’s Form S-4 filed October 12, 1999.

10.3J

Ninth Amendment to Operating Agreement, dated July 11, 1995, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C. —incorporated herein by reference to Exhibit 10.9J of the Company’s Form S-4 filed October 12, 1999.

10.3K

Tenth Amendment to Operating Agreement, dated July 15, 1999, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C. —incorporated herein by reference to Exhibit 10.9K of the Company’s Form S-4 filed October 12, 1999.

10.4

Operating Agreement Assignment, dated July 15, 1999, by and among Greater Dubuque Riverboat Entertainment Company, L.C. and Peninsula Gaming Company, LLC—incorporated herein by reference to Exhibit 10.10 of the Company’s Form S-4 filed October 12, 1999.

10.5

First Preferred Ship Mortgage, dated July 15, 1999, by Peninsula Gaming Company, LLC in favor of Firstar Bank of Minnesota, N.A., as trustee—incorporated herein by reference to Exhibit 10.11 of the Company’s Form S-4 filed October 12, 1999.

Exhibit Number	Description

10.6

Mortgage, Leasehold Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement dated July 15, 1999, by Peninsula Gaming Company, LLC in favor of Firstar Bank of Minnesota, N.A., as trustee—incorporated herein by reference to Exhibit 10.12 of the Company’s Form S-4 filed October 12, 1999.

10.7

Ice Harbor Parking Agreement Assignment, dated July 15, 1999, by and among Greater Dubuque Riverboat Entertainment Company, L.C. and Peninsula Gaming Company, LLC—incorporated herein by reference to Exhibit 10.13 of the Company’s Form S-4 filed October 12, 1999.

10.8

First Amendment to Sublease Agreement, dated July 15,1999, by and among Dubuque Racing Association, Ltd. and Greater Dubuque Riverboat Entertainment Company, L.C. —incorporated herein by reference to Exhibit 10.14 of the Company’s Form S-4 filed October 12, 1999.

10.9

Sublease Assignment, dated July 15, 1999, by and among Greater Dubuque Entertainment Company, L.C. and Peninsula Gaming Company, LLC—incorporated herein by reference to Exhibit 10.15 of the Company’s Form S-4 filed October 12, 1999.

10.10	Iowa Racing and Gaming Commission Gaming License, dated July 15, 1999—incorporated herein by reference to Exhibit 10.16 of the Company’s Form S-4 filed October 12, 1999.

10.11

Assignment of Iowa IGT Declaration and Agreement of Trust, dated July 15, 1999 by and among Greater Dubuque Riverboat Entertainment Company, L.C. and Peninsula Gaming Company, LLC—incorporated herein by reference to Exhibit 10.17 of the Company’s Form S-4 filed October 12, 1999.

10.12

Agreement of Sale, dated August 30, 2002, by and among Peninsula Gaming Partners, LLC, OED Acquisition, LLC, William E. Trotter II and William E. Trotter II Family, LLC—incorporated herein by reference to Exhibit 10.3 of the Company’s Form 10-Q Quarterly Report for the quarter ended September 30, 2002.

10.13A

Loan and Security Agreement, dated February 23, 2001, by and between Foothill Capital Corporation and Peninsula Gaming Company, LLC—incorporated herein by reference to Exhibit 10.13 of the Company’s Form 10-K Annual Report for the year ended December 31, 2002.

10.13B

Amendment Number One to Loan and Security Agreement, dated February 15, 2002, by and between Foothill Capital Corporation and Peninsula Gaming Company, LLC—incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q Quarterly Report for the quarter ended September 30, 2002.

10.13C

Amendment Number Two to Loan and Security Agreement, dated October 16, 2002, by and between Foothill Capital Corporation and Peninsula Gaming Company, LLC—incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q Quarterly Report for the quarter ended September 30, 2002.

10.13D

Amendment Number Three to Loan and Security Agreement, dated February 14, 2003, by and between Foothill Capital Corporation and Peninsula Gaming Company, LLC—incorporated herein by reference to Exhibit 10.14 of the Company’s Form 10-Q Quarterly Report for the quarter ended September 30, 2003.

10.13E

Amendment Number Four to Loan and Security Agreement dated November 6, 2003, by and between Peninsula Gaming Company, LLC and Wells Fargo Foothill, Inc.—incorporated herein by reference to Exhibit 10.19 of the Company’s Form 10-Q Quarterly Report for the quarter ended September 30, 2003.

Exhibit Number	Description

10.14

Purchase Agreement, dated June 27, 2002, by and among Peninsula Gaming Partners, LLC, a Delaware limited liability company, The Old Evangeline Downs, L.C., a Louisiana limited company and BIM3 Investments, a Louisiana partnership—incorporated herein by reference to Exhibit 1.1 of the Company’s Form 8-K Current Report filed March 4, 2002.

10.15

First Amendment to Purchase Agreement, dated January 1, 2002, by and among BIM3 Investments, a Louisiana partnership, The Old Evangeline Downs, L.C., a Louisiana limited company and OED Acquisition, LLC, a Delaware limited liability company—incorporated herein by reference to Exhibit 1.3 of the Company’s Form 8-K Current Report filed March 4, 2002.

10.16

Assignment Agreement, dated October 23, 2001, by and between Peninsula Gaming Partners and OED Acquisition, LLC—incorporated herein by reference to Exhibit 1.2 of the Company’s Form 8-K Current Report filed March 4, 2002.

10.17

Amended and Restated Management Services Agreement, dated as of February 25, 2003, by and among The Old Evangeline Downs, L.L.C., OED Acquisition, LLC and Peninsula Gaming Company, LLC—incorporated herein by reference to Exhibit 10.15 of the Company’s Form 10-Q Quarterly Report for the quarter ended September 30, 2003.

10.18A

Loan and Security Agreement, dated June 24, 2003, by and among The Old Evangeline Downs, L.L.C., The Old Evangeline Downs Capital Corp., and Wells Fargo Foothill, Inc.—incorporated herein by reference to Exhibit 10.16 of the Company’s Form 10-Q Quarterly Report for the quarter ended September 30, 2003.

10.18B

First Amendment, dated September 22, 2003, to Loan and Security Agreement, dated June 24, 2003, by and among The Old Evangeline Downs, L.L.C., The Old Evangeline Downs Capital Corp., and Wells Fargo Foothill, Inc.—incorporated herein by reference to Exhibit 10.18 of the Company’s Form 10-Q Quarterly Report for the quarter ended September 30, 2003.

10.19

Loan and Security Agreement, dated September 22, 2003, by and among The Old Evangeline Downs, L.L.C., The Old Evangeline Downs Capital Corp., and Wells Fargo Foothill, Inc. — incorporated herein by reference to Exhibit 10.17 of the Company’s Form 10-Q Quarterly Report for the quarter ended September 30, 2003.

12.1	Computation of ratio of earnings to fixed charges.

14.1

Code of Ethics of Chief Executive Officer and Senior Financial Officers of Peninsula Gaming Company, LLC—incorporated herein by reference to Exhibit 14.1 of the Company’s Form 10-K Annual Report for the year ended December 31, 2002.

21.1	Subsidiaries of the Registrant.

31.1	Certification of M. Brent Stevens, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 15d-l4 of the Securities Exchange Act, as amended.

31.2	Certification of Natalie A. Schramm, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 15d-14 of the Securities Exchange Act, as amended.

(b)           Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dubuque, State of Iowa on April 1, 2004.

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

PENINSULA GAMING PARTNERS, LLC
Managing Member of Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC)

Date: April 1, 2004	By:	/s/ M. Brent Stevens
M. Brent Stevens
Chief Executive Officer and Manager

Date: April 1, 2004	By:	/s/ Michael S. Luzich
Michael S. Luzich
President, Secretary and Manager

Date: April 1, 2004	By:	/s/ Terrance W. Oliver
Terrance W. Oliver
Manager of Peninsula Gaming Partners

Date: April 1, 2004	By:	/s/ Andrew R. Whittaker
Andrew R. Whittaker
Manager of Peninsula Gaming Partners