Form 10-Q
period 2004-03-31
PENINSULA GAMING CO LLC; OLD EVANGELINE DOWNS CAPITAL CORP
filed 2004-05-14
CIK 1095997, 1235662

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004.

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________________________ to _______________

                        Commission File Number: 333-88829

            DIAMOND JO, LLC              THE OLD EVANGELINE DOWNS CAPITAL CORP.
    (Exact name of registrant as             (Exact name of registrant as
      specified in its charter)                specified in its charter)

               Delaware                                Delaware
   (State or other jurisdiction of         (State or other jurisdiction of
    incorporation or organization)          incorporation or organization)

              42-1483875                              25-1902805
  (I.R.S. Employer Identification No.)   (I.R.S. Employer Identification No.)


                       3rd Street Ice Harbor, PO Box 1750
                               Dubuque, Iowa 52001
                                 (563) 583-7005
          (Address, including zip code, and telephone number, including area code, of principal executive offices)


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

         All of the common equity interests of Diamond Jo, LLC (the "Company") are held by Peninsula Gaming Partners, LLC. All of the common equity interests of OED Acquisition, LLC are held by the Company. All of the common equity interests of The Old Evangeline Downs, L.L.C. are held by OED Acquisition, LLC. All of the common stock of The Old Evangeline Downs Capital Corp. is held by The Old Evangeline Downs, L.L.C.

                                 DIAMOND JO, LLC


                               INDEX TO FORM 10-Q

Part I - Financial Information

      Item 1 - Financial Statements

      Diamond Jo, LLC:
            Condensed Consolidated Balance Sheets (Unaudited) as of
               March 31, 2004 and December 31, 2003............................3
            Condensed Consolidated Statements of Operations (Unaudited)
               for the Three Months Ended March 31, 2004 and 2003..............4
            Condensed Consolidated Statements of Cash Flows (Unaudited)
               for the Three Months Ended March 31, 2004 and 2003..............5
            Notes to Condensed Consolidated Financial Statements (Unaudited)...7

      Item 2 - Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................23

      Item 3 - Quantitative and Qualitative Disclosures About Market Risk.....29

      Item 4 - Controls and Procedures........................................29

Part II - Other Information

      Item 1 - Legal Proceedings..............................................31
      Item 6 - Exhibits and Reports on Form 8-K...............................31

Signatures....................................................................33

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 DIAMOND JO, LLC
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                           March 31,      December 31,
                                                                             2004             2003
                                                                        -------------    -------------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                           $  20,826,308    $  21,158,295
    Restricted cash - purse settlements                                     4,390,971        1,589,125
    Restricted investments                                                  7,859,532       15,778,883
    Accounts receivable, less allowance for doubtful accounts
      of $55,268 and $61,922, respectively                                    233,811          309,188
    Interest receivable                                                       104,608          173,034
    Inventory                                                                 386,695          403,376
    Prepaid expenses                                                        1,308,712          815,009
                                                                        -------------    -------------
                Total current assets                                       35,110,637       40,226,910
                                                                        -------------    -------------

RESTRICTED CASH - RACINO PROJECT                                            7,002,118       20,013,291
                                                                        -------------    -------------

PROPERTY AND EQUIPMENT, NET                                               104,871,255      102,477,345
                                                                        -------------    -------------
OTHER ASSETS:
    Deferred financing costs, net of amortization
      of $6,001,462 and $5,288,572, respectively                           25,370,354       12,702,387
    Goodwill                                                               53,083,429       53,083,429
    Other intangibles                                                      32,338,689       32,257,963
    Deposits and other assets                                                 767,652          757,789
                                                                        -------------    -------------
                Total other assets                                        111,560,124       98,801,568
                                                                        -------------    -------------
TOTAL                                                                   $ 258,544,134    $ 261,519,114
                                                                        =============    =============

LIABILITIES AND MEMBERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable                                                    $   2,739,309    $   2,972,608
    Construction payable - St. Landry Parish                                8,222,318       20,156,591
    Purse settlement payable                                                5,484,725        1,589,125
    Accrued payroll and payroll taxes                                       2,070,381        2,788,224
    Accrued interest                                                        3,920,748        9,904,778
    Other accrued expenses                                                 18,916,108        4,811,106
    Current maturity of long-term debt                                      5,467,810        4,098,222
                                                                        -------------    -------------
                Total current liabilities                                  46,821,399       46,320,654
                                                                        -------------    -------------
LONG-TERM LIABILITIES:
    12 1/4% Senior secured notes, net of discount                          70,649,455       70,616,221
    13% Senior secured notes, net of discount                             120,983,861      120,923,436
    Senior secured credit facilities                                       14,754,301       15,754,301
    FF&E credit facility                                                   11,666,667        9,921,557
    Notes payable                                                           3,422,437        3,511,654
    Other accrued expenses                                                    650,000        1,100,000
    Preferred members' interest, redeemable                                 4,000,000        4,000,000
                                                                        -------------    -------------
                Total long-term liabilities                               226,126,721      225,827,169
                                                                        -------------    -------------
                Total liabilities                                         272,948,120      272,147,823

COMMITMENTS AND CONTINGENCIES

MEMBERS' DEFICIT                                                          (14,403,986)     (10,628,709)
                                                                        -------------    -------------

TOTAL                                                                   $ 258,544,134    $ 261,519,114
                                                                        =============    =============

See notes to condensed consolidated financial statements (unaudited).

                                 DIAMOND JO, LLC
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                    Three Months       Three Months
                                                                                        Ended             Ended
                                                                                   March 31, 2004     March 31, 2003
                                                                                  ---------------    ---------------
REVENUES:
   Casino                                                                         $    30,193,349    $    11,782,204
   Racing                                                                               4,365,603          3,644,330
   Food and beverage                                                                    2,817,800            839,278
   Other                                                                                  201,117             57,977
   Less promotional allowances                                                         (2,012,473)          (654,226)
                                                                                  ---------------    ---------------
                  Total net revenues                                                   35,565,396         15,669,563
                                                                                  ---------------    ---------------
EXPENSES:
   Casino                                                                              15,053,740          5,013,716
   Racing                                                                               3,504,387          2,846,747
   Food and beverage                                                                    2,281,365            731,039
   Boat operations                                                                        573,061            567,348
   Other                                                                                  124,993              8,674
   Selling, general and administrative                                                  5,528,047          2,517,919
   Depreciation and amortization                                                        2,896,063            819,015
   Pre-opening expense                                                                    221,283
   Development costs                                                                       21,270
   Management fee                                                                         256,375
                                                                                  ---------------    ---------------
                  Total expenses                                                       30,460,584         12,504,458
                                                                                  ---------------    ---------------

INCOME FROM OPERATIONS                                                                  5,104,812          3,165,105
                                                                                  ---------------    ---------------
OTHER INCOME (EXPENSE):
   Interest income                                                                         57,085             80,008
   Interest expense, net of amounts capitalized                                        (7,692,728)        (5,031,903)
   Interest expense related to preferred members' interest, redeemable                    (90,000)
   Loss on disposal of assets                                                                                (87,263)
                                                                                  ---------------    ---------------
                  Total other expense                                                  (7,725,643)        (5,039,158)
                                                                                  ---------------    ---------------
NET LOSS BEFORE PREFERRED MEMBER
     DISTRIBUTIONS                                                                     (2,620,831)        (1,874,053)

LESS PREFERRED MEMBER DISTRIBUTIONS                                                                          (90,544)
                                                                                  ---------------    ---------------

NET LOSS TO COMMON MEMBERS' INTEREST                                              $    (2,620,831)   $    (1,964,597)
                                                                                  ===============    ===============

See notes to condensed consolidated financial statements (unaudited).

                                 DIAMOND JO, LLC
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                         Three Months     Three Months
                                                                                             Ended            Ended
                                                                                           March 31,        March 31,
                                                                                             2004             2003
                                                                                         -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                            $  (2,620,831)   $  (1,964,597)
     Adjustments to reconcile net loss to net cash flows
       from operating activities:
         Depreciation and amortization                                                       2,896,063          819,015
         Provision for doubtful accounts                                                        31,481           30,251
         Amortization and write-off of deferred financing costs and discount
            on notes                                                                           806,549          884,020
         Loss on disposal of assets                                                                              87,263
     Changes in operating assets and liabilities:
         Restricted cash - purse settlements                                                (2,801,846)        (926,970)
         Receivables                                                                           112,322         (782,756)
         Inventory                                                                              16,681           14,394
         Prepaid expenses and other assets                                                    (503,566)        (375,397)
         Accounts payable                                                                    3,356,344        1,843,247
         Accrued expenses                                                                   (5,687,987)      (1,523,398)
                                                                                         -------------    -------------
             Net cash flows from operating activities                                       (4,394,790)      (1,894,928)
                                                                                         -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Business acquisition and licensing costs                                              (68,504)      (1,173,847)
         Racino project development costs                                                  (16,888,572)      (2,341,650)
         Restricted cash - racino project, net                                              13,011,173      (63,799,585)
         Maturity of restricted investments                                                  7,919,351
         Purchase of restricted investments                                                                 (23,922,971)
         Purchase of property and equipment                                                   (781,680)        (511,332)
         Proceeds from sale of property and equipment                                                           380,156
                                                                                         -------------    -------------
             Net cash flows from investing activities                                        3,191,768      (91,369,229)
                                                                                         -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Deferred financing costs                                                                            (9,140,404)
         Principal payments on debt                                                         (1,442,026)     (20,275,000)
         Proceeds from FF&E credit facility                                                  3,467,507
         Proceeds from senior secured notes                                                                 120,736,000
         Member distributions                                                               (1,154,446)        (268,719)
                                                                                         -------------    -------------
             Net cash flows from financing activities                                          871,035       91,051,877
                                                                                         -------------    -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                     (331,987)      (2,212,280)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            21,158,295       10,510,205
                                                                                         -------------    -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $  20,826,308    $   8,297,925
                                                                                         =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for interest                                                 $  13,068,734    $   5,270,100

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Property additions acquired on construction payable which were
accrued, but not paid                                                                    $   2,594,332    $   3,342,721
Deferred financing costs which were accrued, but not paid                                $  13,380,855    $     707,377

See notes to condensed consolidated financial statements (unaudited).

                                 DIAMOND JO, LLC
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Organization and Basis of Presentation

Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC), a Delaware limited liability company (the "Company"), owns and operates the Diamond Jo riverboat casino in Dubuque, Iowa, and is a wholly owned subsidiary of Peninsula Gaming Partners, LLC, a Delaware limited liability company ("PGP"). Unless the context requires otherwise, references to the "Company," "we," "us" or "our" refer to Diamond Jo, LLC. The Company has two direct wholly owned subsidiaries,
(i) Peninsula Gaming Corp., which has no assets or operations and was formed solely to facilitate the offering of the Company's 12 1/4% Senior Secured Notes due 2006 (the "Existing Peninsula Notes"), all of which were recently the subject of a redemption call by the Company, and (ii) OED Acquisition, LLC, a Delaware limited liability company ("OEDA"), and the parent company of The Old Evangeline Downs, L.L.C., a Louisiana limited liability company ("OED"), that currently owns and operates a horse track in Lafayette, Louisiana and is constructing a new casino and racetrack facility in St. Landry Parish, Louisiana (the "racino project"). The Old Evangeline Downs Capital Corp. is a wholly owned subsidiary of OED which has no assets or operations and is currently a co-obligor of OED's 13% Senior Secured Notes due 2010 with Contingent Interest (the "OED Notes") and the Company's recently issued 8 3/4% Senior Secured Notes due 2012.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring entries unless otherwise disclosed, necessary to present fairly the financial information of the Company for the interim periods presented and have been prepared in accordance with accounting principles generally accepted in the United States of America. The interim results reflected in the financial statements are not necessarily indicative of results expected for the full year or other periods.

The financial statements contained herein should be read in conjunction with the audited financial statements and accompanying notes to the financial statements included in the Company's Annual Report on Form 10-K for the period ended December 31, 2003. Accordingly, footnote disclosure which would substantially duplicate the disclosure in the audited financial statements has been omitted in the accompanying unaudited financial statements.

2.   Summary of Significant Accounting Policies

Deferred Financing Costs - As of March 31, 2004, the Company incurred approximately $13.4 million of fees and expenses related to the refinancing of the Company's and OED's senior secured notes, which was subsequently consummated in April 2004 (see footnote 8 for further discussion on the refinancing). The amount was recorded as "Deferred financing costs" within the "Other Assets" section of the condensed consolidated balance sheet with a corresponding accrual included in "Other accrued expenses" within the "Current Liabilities" section of the condensed consolidated balance sheet.

Goodwill and Other Intangible Assets--At March 31, 2004 and December 31, 2003, "Goodwill" and "Other intangibles" consists of goodwill, licensing costs and the acquired trade name associated with the purchase of the Diamond Jo and OED. To the extent the purchase price exceeded the fair value of the net identifiable assets acquired, such excess has been recorded as goodwill. SFAS No. 142 "Goodwill and Other Intangible Assets" provides that goodwill and indefinite lived intangible assets will no longer be amortized but will be reviewed at least annually for impairment and written down and charged to income when their recorded value exceeds their estimated fair value.

During the first quarter of 2004 and 2003, the Company performed its annual impairment test on goodwill in accordance with SFAS No. 142 and determined that the estimated fair value of the Diamond Jo exceeded its carrying value as of that date. Based on that review, management determined that there was no impairment of goodwill.

As of March 31, 2004 and December 31, 2003, the Company had approximately $32.3 million of "Other intangibles" on its balance sheet summarized as follows (in millions):

                                                         March 31,  December 31,
                                                           2004        2003
                                                         ---------  ------------

      Slot Machine and Electronic Video Game Licenses       28.5        28.5
      Trade name                                             2.5         2.5
      Horse Racing Licenses                                  1.3         1.3
                                                          ------      ------
      Total                                                 32.3        32.3
                                                          ======      ======

Each of the identified intangible assets were treated as having indefinite lives and valued separately. The methodology employed by an independent valuation specialist to arrive at the initial valuations required evaluating the fair market value of the existing horse racing business on a stand-alone basis without taking into account any right to obtain slot machine and electronic video game licenses. Such valuation was based in part upon other transactions in the industry and OED's historical results of operations. A value was also derived for the trade name using market based royalty rates. A significant portion of the purchase price is attributable to the slot machine and electronic video game license rights, which were valued based upon the market value paid by other operators and upon projected cash flows from operations. The valuations were updated by management in the first quarter indicating no impairment. These valuations and related intangible assets are subject to impairment by, among other things, significant changes in the gaming tax rates in Louisiana, significant new competition which could substantially reduce profitability, non-renewal of OED's racing or gaming licenses due to regulatory matters, changes to OED's trade name or the way OED's trade name is used in connection with its business and regulatory changes that could adversely affect OED's business by, for example, limiting or reducing the number of slot machines or video poker machines that they are permitted to operate.

On June 25, 2002, PGP entered into an agreement with William E. Trotter, II ("Trotter") and William E. Trotter, II Family L.L.C., a Louisiana limited liability company ("WET2LLC") to acquire (i) all of Trotter's interests in two promissory notes issued by OED in connection with DJL's acquisition of OED, and
(ii) all of Trotter's membership interests owned by WET2LLC (together, the "Trotter Purchase"). On August 30, 2002, OEDA consummated the Trotter Purchase for a purchase price consisting of cash of $15,546,000, plus a contingent fee of one half of one percent (0.5%) of the net slot revenues generated by OED's racino located in St. Landry Parish, Louisiana, for a period of ten years commencing on December 19, 2003, the date the racino's casino opened to the general public. This contingent fee is payable monthly in arrears and is recorded as an adjustment to "Other intangibles" on the Condensed Consolidated Balance Sheet.


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

Concentrations of Risk--The Company maintains deposit accounts at three banks. At March 31, 2004 and December 31, 2003, and various times during the periods then ended, the balance at the banks exceeded the maximum amount insured by the Federal Deposit Insurance Corporation. Credit risk is managed by monitoring the credit quality of the banks.

The Company's customer base consists of eastern Iowa and southwest Louisiana.

Reclassifications--Certain prior year amounts have been reclassified to conform with current period presentation.

3.   Property and equipment

Property and equipment of the Company and its subsidiaries at March 31, 2004 and December 31, 2003 is summarized as follows:

                                                    March 31,      December 31,
                                                      2004             2003
                                                 -------------    -------------
          Land and land improvements             $  13,841,117    $  13,686,570
          Buildings and improvements                51,013,360       51,991,698
          Riverboats and improvements                8,305,022        8,305,022
          Furniture, fixtures and equipment         29,123,820       28,472,602
          Computer equipment                         5,507,135        5,196,966
          Vehicles                                     176,235          176,235
          Construction in progress                  11,187,245        6,034,867
                                                 -------------    -------------
          Subtotal                                 119,153,934      113,863,960
          Accumulated depreciation                 (14,282,679)     (11,386,615)
                                                 -------------    -------------
          Property and equipment, net            $ 104,871,255    $ 102,477,345
                                                 =============    =============

4.   Debt

The debt of the Company and its subsidiaries consists of the following:

                                                                     March 31,             December 31,
                                                                       2004                    2003
                                                                 -----------------       ----------------
12 1/4% Senior Secured Notes due July 1, 2006, net of discount of $350,545 and $383,779, respectively, secured by assets
   of the Diamond Jo.                                                 $ 70,649,455           $ 70,616,221

13% Senior Secured Notes of OED due March 1, 2010 with
   Contingent Interest, net of discount of $2,216,139 and
   $2,276,564, secured by certain assets of OED.                       120,983,861            120,923,436

Line of Credit with Wells Fargo Foothill, Inc., interest rate at greater of LIBOR + 3% or Prime + .75%, however, at no
   time shall the interest rate be lower than 5.5% on
   outstanding balances of $10.0 million or less and 8.5% on
   outstanding balances greater than $10.0 million (current
   rate at above mentioned interest rate floors), principal
   payments of $50,000 due monthly through February 2005,
   maturing March 12, 2006, secured by assets of the Diamond
   Jo.                                                                  11,100,000             11,250,000

$15.0 million Loan and Security Agreement of OED with Wells
   Fargo Foothill, Inc., interest rate at Prime + 2.50%
   (current rate of 6.5%), maturing June 24, 2006, secured by
   certain assets of OED.                                                4,254,301              5,104,301

$16.0 million Loan and Security Agreement of OED with Wells
   Fargo Foothill, Inc. ("FF&E Credit Facility"), interest
   rate at Prime + 2.50% (current rate of 6.5%), due in 48
   equal monthly principal payments beginning on March 1,
   2004, secured by certain assets of OED.                              15,666,667             12,532,493

Promissory note payable to third party, interest at 4.75%
   payable monthly in arrears, annual principal payments of
   $550,000 due each October beginning in 2004, secured by
   mortgage on certain real property of OED.                             3,850,000              3,850,000

Note payable to IGT, interest rate at 9.5%, monthly payments of principal and interest of $31,250, with final payment
   due July 1, 2005, secured by certain assets of OED.                     440,247                548,940

Preferred membership interests-redeemable, interest at 9%, due
   October 13, 2006.                                                     4,000,000              4,000,000
                                                                 -----------------       ----------------
Total debt                                                             230,944,531            228,825,391
Less current portion                                                   (5,467,810)             (4,098,222)
                                                                 -----------------       ----------------
Total long term debt                                                  $225,476,721           $224,727,169
                                                                 =================       ================

In March 2004, the Company amended it's senior secured credit facility dated February 23, 2001 (the "DJL Credit Facility Amendment"). Under the terms of the DJL Credit Facility Amendment, the minimum interest rate on all outstanding borrowings under the DJL Credit Facility less than $10.0 million was reduced to 5.5% and the term of the DJL Credit Facility was extended by one year to March 12, 2006.

In April 2004, the Company exercised its rights to redeem all of the outstanding Existing Peninsula Notes, and OED redeemed a portion of the OED Notes (see footnote 8).

5.   Commitments and Contingencies

Under the Company's and PGP's operating agreements, the Company and PGP have agreed, subject to few exceptions, to indemnify and hold harmless our members, PGP and PGP members, as the case may be, from liabilities incurred as a result of their positions as our sole manager and as members of the Company or PGP, as the case may be.

As discussed in footnote 2, in connection with the Trotter Purchase, OED is obligated to pay a contingent fee of one half of one percent (0.5%) of the net slot revenues generated by OED's racino located in St.

Landry Parish, Louisiana, for a period of ten years commencing on December 19, 2003, the date the racino's casino opened to the general public.

The Company is involved in a lawsuit with a former employee. Management believes that such lawsuit is without merit and that the ultimate disposition of this action should not have a material adverse effect on the financial condition, results of operations or cash flows of the Company; however, no assurance can be given as to the ultimate disposition of such action.

Other than as noted above, we are not a party to, and none of our property is the subject of, any other pending legal proceedings other than litigation arising in the normal course of business. We do not believe that adverse determinations in any or all such other litigation would have a material adverse effect on our financial condition, results of operations or cash flows.

6.   Related Party Transactions

OED is a party to a consulting agreement with a board member of PGP. Under the consulting agreement, OED must pay to the board member a fee equal to 2.5% of OED's earnings before interest, taxes, depreciation, amortization and other non-recurring charges during the preceding calendar year commencing on January 1, 2004. Under the consulting agreement, the board member is also entitled to reimbursement of reasonable business expenses as approved by the board of managers of PGP. During the three months ended March 31, 2004, the board member received $212,626 under his consulting agreement. Such amount has been included in "Management fees" in the "Condensed Consolidated Statement of Operations".

A board member of PGP is entitled to receive from OEDA board fees of $175,000 per year for services performed in his capacity as a board member. For the three months ended March 31, 2004, OEDA expensed $43,749 related to these board fees which has been included in "Management fees" in the "Condensed Consolidated Statement of Operations".

At March 31, 2004, the Company had accrued approximately $11.2 million in fees payable to the initial purchaser in connection with the Company's offering of its 8 3/4% Senior Secured Notes due 2012 (see footnote 8 for a discussion of this offering). Two of the Company's board members serve as Vice Chairman and Executive Vice President, respectively, of the initial purchaser.

7.   Segment Information

Pursuant to the provisions of SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information," the Company has determined that it currently operates two reportable segments: (1) Iowa operations, which comprise the Diamond Jo riverboat casino in Iowa and (2) Louisiana operations, which comprise the casino, racetrack and off-track betting facilities operated by OED in Louisiana.

Adjusted EBITDA is defined as operating income plus depreciation and amortization, pre-opening expense, development expense and management fees. Adjusted EBITDA is presented to enhance the understanding of the Company's financial performance and its ability to service its indebtedness. Although Adjusted EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, the Company understands that Adjusted EBITDA is used by certain investors as a measure of financial performance and to compare the Company's performance with the performance of other companies that report EBITDA or Adjusted EBITDA. Adjusted EBITDA is not a measurement determined in accordance with accounting principles generally accepted in the Unites States of America ("GAAP") and should not be considered as an alternative to, or more meaningful than, the Company's net loss or income from operations, as indicators of its operating performance, or its cash flows from operating activities, as a measure of its liquidity or any other measure determined in accordance with GAAP. This definition of

Adjusted EBITDA may not be the same as that of similarly named measures used by other companies and is not the same as the definition used in the indenture governing the Notes or any of the Company's other debt agreements.

The table below presents information about reported segments as of and for the periods ended (in thousands):

                                                      Net Revenues
                                               Three Months Ended March 31,
                                               ---------------------------
                                                  2004             2003
                                               ----------       ----------
Diamond Jo                                     $   12,178       $   11,852
OED                                                23,387            3,818
                                               ----------       ----------
Total                                          $   35,565       $   15,670
                                               ==========       ==========


                                               Three Months Ended March 31,
                                               ---------------------------
                                                  2004             2003
                                               ----------       ----------
Diamond Jo                                     $    3,705       $    3,629
OED                                                 4,795              355
                                               ----------       ----------
Total Adjusted EBITDA(1)                            8,500            3,984
Diamond Jo:
    Development costs                                 (21)
    Depreciation and amortization                    (577)            (752)
    Interest expense, net                          (2,808)          (2,731)
    Loss on sale of assets                                             (87)
    Preferred member distributions                                     (91)
OED:
    Depreciation and amortization                  (2,319)             (67)
    Pre-opening expense                              (221)
    Management fee                                   (257)
    Interest expense, net                          (4,918)          (2,221)
                                               ----------       ----------
Net loss to common members' interest           $   (2,621)      $   (1,965)
                                               ==========       ==========

(1) Adjusted EBITDA is defined as operating income plus depreciation and amortization, pre-opening expense, development expense and management fees.

8.   Subsequent Events

On March 9, 2004, OED commenced a tender offer and consent solicitation to repurchase all of its outstanding OED Notes and to solicit consents to certain proposed amendments to the indenture governing the OED Notes as set forth in OED's Offer to Purchase and Consent Solicitation Statement, dated March 9, 2004. On March 19, 2004, the expiration date of the consent solicitation, OED received the requisite consents and tenders from holders of a majority of the aggregate principal amount of the outstanding OED Notes. The tender offer expired on April 5, 2004, and OED redeemed approximately $116.3 million principal amount of OED Notes.

On April 16, 2004, the Company and The Old Evangeline Downs Capital Corp. completed a Rule 144A private placement of $233 million principal amount of 8 3/4% Senior Secured Notes due 2012 (the "Peninsula Gaming Notes"). The Peninsula Gaming Notes were issued at a discount of approximately $3.3 million. Interest on the Peninsula Gaming Notes is payable semi-annually on April 15 and October 15 of each year, beginning on October 15, 2004. In connection with the offering of the Peninsula Gaming Notes, the Company and OED also sought requisite regulatory approvals to enter into a new senior secured credit facility and effect a series of corporate transactions, including the creation of a new holding company to be the new direct parent of the Company and OED and a co-issuer of the new senior secured notes. While regulatory approval of the corporate transactions was obtained, the Company and OED have not yet effected the corporate transactions or entered into the new credit facility.

The Company used the net proceeds from the sale of the Peninsula Gaming Notes as follows (all payments based on outstanding balances as of April 16, 2004): (1) to irrevocably deposit funds into an escrow account to redeem all of the Existing Peninsula Notes in an amount (including call premium and accrued interest) of approximately $79.9 million; (2) to repurchase approximately $116.3 million principal amount of OED Notes for an aggregate amount (including tender premium, accrued interest and contingent interest) of approximately $134.6 million; (3) to pay accrued distributions on the Company's outstanding preferred membership interests-redeemable of approximately $1.1 million; (4) to pay related fees and expenses of approximately $13.4 million; and (5) for general corporate purposes. As a result of the issuance of the Peninsula Gaming Notes, the Company incurred a loss of approximately $8.9 million consisting of the write-off of deferred financing fees of approximately $2.1 million, the payment of a call premium on the Existing Peninsula Notes of approximately $5.7 million, interest on the Existing Peninsula Notes of approximately $0.7 million and write-off of bond discount of approximately $0.4 million. In connection therewith, OED also incurred a loss of approximately $26.8 million consisting of the write-off of deferred financing fees of approximately $8.4 million, the payment of a tender premium on the OED Notes of approximately $16.3 million and write-off of bond discount of approximately $2.1 million.

The Peninsula Gaming Notes are guaranteed on a senior secured basis by OEDA and OED.

The following unaudited pro forma condensed consolidated financial information of the Company has been derived from the application of pro forma adjustments to the combined historical financial statements after giving effect to the offering of the Peninsula Gaming Notes. The unaudited pro forma condensed consolidated financial information gives effect to the offering of the Peninsula Gaming Notes as if such event had occurred on March 31, 2004 for purposes of the unaudited pro forma condensed consolidated balance sheet at March 31, 2004 and on December 31, 2003 for purposes of the unaudited pro forma condensed consolidated statement of operations for the three month period ended March 31, 2004. The pro forma adjustments are described in the accompanying notes.

                                 DIAMOND JO, LLC
            UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

                                                                           At March 31, 2004
                                                           -----------------------------------------------------
                                                                             Pro Forma
                                                           Historical (1)    Adjustments             Pro Forma
                                                           -------------    -------------          -------------
                         ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                               $  20,826,308    $  16,535,643    (2)   $  37,361,951
   Restricted cash                                             4,390,971                               4,390,971
   Restricted investments                                      7,859,532       (7,859,532)   (3)
   Other current assets                                        2,033,826                               2,033,826
                                                           -------------    -------------          -------------
      Total current assets                                    35,110,637        8,676,111             43,786,748
                                                           -------------    -------------          -------------

Restricted cash - racino project                               7,002,118       (7,002,118)   (3)
                                                           -------------    -------------          -------------

Property and equipment, net                                  104,871,255                             104,871,255
                                                           -------------    -------------          -------------

Other assets                                                 111,560,124      (10,495,696)   (4)     101,064,428
                                                           -------------    -------------          -------------

TOTAL                                                      $ 258,544,134    $  (8,821,703)         $ 249,722,431
                                                           =============    =============          =============

           LIABILITIES AND MEMBERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                        $   2,739,309                           $   2,739,309
   Construction payable                                        8,222,318                               8,222,318
   Purse settlement payable                                    5,484,725                               5,484,725
   Accrued payroll and payroll taxes                           2,070,381                               2,070,381
   Accrued interest                                            3,920,748    $  (3,616,299)   (5)         304,449
   Other accrued expenses                                     18,916,108      (14,462,996)   (6)       4,453,112
   Current maturity of long-term debt                          5,467,810                               5,467,810
                                                           -------------    -------------          -------------
      Total current liabilities                               46,821,399      (18,079,295)            28,742,104
                                                           -------------    -------------          -------------

LONG TERM LIABILITIES:
   8 3/4% senior secured notes, net of discount                               229,728,680    (7)     229,728,680
   12 1/4% senior secured notes, net of discount              70,649,455      (70,649,455)   (8)
   13% senior secured notes, net of discount                 120,983,861     (114,198,159)   (9)       6,785,702
   Other long-term debt                                       34,493,405                              34,493,405
                                                           -------------    -------------          -------------
      Total long-term liabilities                            226,126,721       44,881,066            271,007,787
                                                           -------------    -------------          -------------
      Total liabilities                                      272,948,120       26,801,771            299,749,891
                                                           -------------    -------------          -------------

MEMBERS' DEFICIT                                             (14,403,986)     (35,623,474)   (10)    (50,027,460)
                                                           -------------    -------------          -------------

TOTAL                                                      $ 258,544,134    $  (8,821,703)         $ 249,722,431
                                                           =============    =============          =============

(1) Represents the historical unaudited condensed consolidated balance sheet of the Company.

(2) Represents net proceeds from new notes of $229.7 million issued at a discount of 1.404% less (i) $79.6 million to redeem the Existing Peninsula Notes (including a call premium of approximately $5.7 million, accrued interest of $2.2 million and interest due on the Existing Peninsula Notes during the 30 day call period of $0.7 million), (ii) $134.0 million to repurchase approximately $116.3 million principal amount of OED Notes (including a tender premium of approximately $16.3 million and accrued interest of approximately $1.4 million), (iii) repayment of accrued interest related to redeemable preferred member interests of approximately $1.1 million and (iv) capitalizable fees and expenses associated with the offering of the new notes of approximately $13.4 million, plus release of restricted investments of $7.9 million and restricted cash of $7.0 million.

(3) Represents release of restricted cash and restricted investments held by the trustee of the OED Notes whose use was restricted to paying construction costs and semi-annual interest payments under the indenture governing the OED Notes.

(4) Represents write-off of deferred financing costs associated with the Existing Peninsula Notes and OED Notes redeemed of $2.1 million and $8.4 million, respectively.

(5) Represents payment of accrued interest associated with the Existing Peninsula Notes and OED Notes of approximately $2.2 million and $1.4 million, respectively.

(6) Represents payment of (i) accrued interest associated with the redeemable preferred member interests of approximately $1.1 million and (ii) accrued deferred financing costs of approximately $13.4 million.

(7)  Represents net proceeds from issuance of new notes.

(8) Represents payment of principal obligations under the Existing Peninsula Notes of $71.0 million offset by write-off of remaining unamortized discount of approximately $0.4 million.

(9) Represents payment of principal obligations under the OED Notes of $116.3 million offset by write-off of remaining unamortized discount of approximately $2.1 million.

(10) Represents (i) the call premium on the Existing Peninsula Notes of approximately $5.7 million, (ii) the tender premium on the OED Notes of approximately $16.3 million (iii) write-off of deferred financing costs associated with the Existing Peninsula Notes and the OED Notes of approximately $10.5 million (iv) write-off of remaining unamortized discount of the Existing Peninsula Notes and the OED Notes of approximately $2.4 million and (v) interest on the Existing Peninsula Notes during the 30 day call period of $0.7 million.



                                 DIAMOND JO, LLC
       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                                  Three Months Ended March 31, 2004
                                                           ------------------------------------------------
                                                                            Pro Forma
                                                          Historical (1)   Adjustments           Pro Forma
                                                           ------------    ------------        ------------
NET REVENUES                                               $ 35,565,396                        $ 35,565,396

EXPENSES                                                     30,460,584                          30,460,584
                                                           ------------    ------------        ------------

INCOME FROM OPERATIONS                                        5,104,812                           5,104,812
                                                           ------------    ------------        ------------

OTHER INCOME (EXPENSE):
   Interest income                                               57,085                              57,085
   Interest expense, net of amounts capitalized              (7,692,728)   $  1,028,034   (1)    (6,664,694)
   Interest expense related to preferred members'
       interest, redeemable                                     (90,000)                            (90,000)
                                                           ------------    ------------        ------------
      Total other expense                                    (7,725,643)      1,028,034          (6,697,609)
                                                           ------------    ------------        ------------

NET LOSS TO COMMON MEMBERS' INTEREST                         (2,620,831)   $  1,028,034          (1,592,797)
                                                           ============    ============        ============

(1) Represents elimination of interest expense (including contingent interest and amortization of deferred financing costs and bond discount) related to the Existing Peninsula Notes and OED Notes of approximately $2.5 million and $4.1 million, respectively, plus interest expense (including amortization of deferred financing costs and bond discount) on the Peninsula Gaming Notes of approximately $5.6 million.

9.   Condensed Consolidating Financial Information

Certain of the Company's subsidiaries have fully and unconditionally guaranteed the payment of all obligations under the Peninsula Gaming Notes. The following tables present the consolidating condensed financial information of Diamond Jo, LLC, as the parent company, and its guarantor subsidiaries OEDA and OED as of March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and 2003. The Old Evangeline Downs Capital Corp., a co-issuer of the Peninsula Gaming Notes, has no assets or operations and, therefore, is not included in the tables below.

                                 DIAMOND JO, LLC
                CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

                                                                                At March 31, 2004
                                                 ---------------------------------------------------------------------------------
                                                                   Subsidiary       Subsidiary
                                                                   Guarantor -      Guarantor -     Consolidating
                                                     Parent           OEDA              OED          Adjustments      Consolidated
                                                 -------------    -------------    -------------    -------------    -------------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                    $   9,628,003                     $  11,198,305                     $  20,826,308
    Restricted cash - purse settlements                                                4,390,971                         4,390,971
    Restricted investments                                                             7,859,532                         7,859,532
    Receivables                                         89,596                           248,823                           338,419
    Intercompany receivables                         5,431,114    $     243,406                     $  (5,674,520)
    Inventory                                          109,301                           277,394                           386,695
    Prepaid expenses                                   530,411                           778,301                         1,308,712
                                                 -------------    -------------    -------------    -------------    -------------
                Total current assets                15,788,425          243,406       24,753,326       (5,674,520)      35,110,637
                                                 -------------    -------------    -------------    -------------    -------------

RESTRICTED CASH - RACINO PROJECT                                                       7,002,118                         7,002,118
                                                 -------------    -------------    -------------    -------------    -------------

PROPERTY AND EQUIPMENT, NET                         14,699,487                        90,171,768                       104,871,255
                                                 -------------    -------------    -------------    -------------    -------------

OTHER ASSETS:
    Investment in subsidiary                        (8,142,399)      (7,885,115)                       16,027,514
    Deferred financing costs                        15,504,592                         9,865,762                        25,370,354
    Goodwill                                        53,083,429                                                          53,083,429
    Other intangibles                                                                 32,338,689                        32,338,689
    Deposits and other assets                          659,708                           107,944                           767,652
                                                 -------------    -------------    -------------    -------------    -------------
                Total other assets                  61,105,330       (7,885,115)      42,312,395       16,027,514      111,560,124
                                                 -------------    -------------    -------------    -------------    -------------

TOTAL                                            $  91,593,242    $  (7,641,709)   $ 164,239,607    $  10,352,994    $ 258,544,134
                                                 =============    =============    =============    =============    =============

LIABILITIES AND MEMBERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable                             $     522,387                     $   2,216,922                     $   2,739,309
    Construction payable - St. Landry Parish                                           8,222,318                         8,222,318
    Purse settlement payable                                                           5,484,725                         5,484,725
    Accrued payroll and payroll taxes                1,422,871                           647,510                         2,070,381
    Accrued interest                                 2,260,730                         1,660,018                         3,920,748
    Other accrued expenses                          15,791,785                         3,124,323                        18,916,108
    Intercompany payables                                         $     500,690        5,173,830    $  (5,674,520)
    Current maturity of long-term debt                 600,000                         4,867,810                         5,467,810
                                                 -------------    -------------    -------------    -------------    -------------
                Total current liabilities           20,597,773          500,690       31,397,456       (5,674,520)      46,821,399
                                                 -------------    -------------    -------------    -------------    -------------

LONG-TERM LIABILITIES:
    12 1/4% Senior secured notes, net of
      discount                                      70,649,455                                                          70,649,455
    13% Senior secured notes, net of discount                                        120,983,861                       120,983,861
    Senior secured credit facilities                10,500,000                         4,254,301                        14,754,301
    FF&E credit facility                                                              11,666,667                        11,666,667
    Notes payable                                                                      3,422,437                         3,422,437
    Other accrued expenses                             250,000                           400,000                           650,000
    Preferred members' interest, redeemable          4,000,000                                                           4,000,000
                                                 -------------    -------------    -------------    -------------    -------------

                Total long-term liabilities         85,399,455                       140,727,266                       226,126,721
                                                 -------------    -------------    -------------    -------------    -------------
                Total liabilities                  105,997,228          500,690      172,124,722       (5,674,520)     272,948,120

COMMITMENTS AND CONTINGENCIES

MEMBERS' DEFICIT                                   (14,403,986)      (8,142,399)      (7,885,115)      16,027,514      (14,403,986)
                                                 -------------    -------------    -------------    -------------    -------------

TOTAL                                            $  91,593,242    $  (7,641,709)   $ 164,239,607    $  10,352,994    $ 258,544,134
                                                 =============    =============    =============    =============    =============

                                 DIAMOND JO, LLC
                CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

                                                                            At December 31, 2003
                                               --------------------------------------------------------------------------------
                                                                 Subsidiary       Subsidiary
                                                                 Guarantor -      Guarantor -     Consolidating
                                                   Parent            OEDA             OED          Adjustments    Consolidated
                                               -------------    -------------    -------------    -------------   -------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                   $  12,655,641                     $   8,502,654                    $  21,158,295
   Restricted cash - purse settlements                                               1,589,125                        1,589,125
   Restricted investments                                                           15,778,883                       15,778,883
   Receivables                                        80,089                           402,133                          482,222
   Intercompany receivables                        5,060,894    $     295,000                     $  (5,355,894)
   Inventory                                         113,269                           290,107                          403,376
   Prepaid expenses                                  570,563                           244,446                          815,009
                                               -------------    -------------    -------------    -------------   -------------
            Total current assets                  18,480,456          295,000       26,807,348       (5,355,894)     40,226,910
                                               -------------    -------------    -------------    -------------   -------------

RESTRICTED CASH - RACINO PROJECT                                                    20,013,291                       20,013,291
                                               -------------    -------------    -------------    -------------   -------------

PROPERTY AND EQUIPMENT, NET                       15,014,293                        87,463,052                      102,477,345
                                               -------------    -------------    -------------    -------------   -------------

OTHER ASSETS:
   Investment in subsidiary                       (4,852,198)      (4,471,508)                        9,323,706
   Deferred financing costs                        2,516,581                        10,185,806                       12,702,387
   Goodwill                                       53,083,429                                                         53,083,429
   Other intangibles                                                                32,257,963                       32,257,963
   Deposits and other assets                         670,022                            87,767                          757,789
                                               -------------    -------------    -------------    -------------   -------------
            Total other assets                    51,417,834       (4,471,508)      42,531,536        9,323,706      98,801,568
                                               -------------    -------------    -------------    -------------   -------------

TOTAL                                          $  84,912,583    $  (4,176,508)   $ 176,815,227    $   3,967,812   $ 261,519,114
                                               =============    =============    =============    =============   =============

LIABILITIES AND MEMBERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                            $     804,581                     $   2,168,027                    $   2,972,608
   Construction payable - St. Landry
     Parish                                                                         20,156,591                       20,156,591
   Purse settlement payable                                                          1,589,125                        1,589,125
   Accrued payroll and payroll taxes               1,569,224                         1,219,000                        2,788,224
   Accrued interest                                4,432,472                         5,472,306                        9,904,778
   Other accrued expenses                          2,568,794    $     175,000        2,067,312                        4,811,106
   Intercompany payables                                              500,690        4,855,204    $  (5,355,894)
   Current maturity of long-term debt                600,000                         3,498,222                        4,098,222
                                               -------------    -------------    -------------    -------------   -------------
            Total current liabilities              9,975,071          675,690       41,025,787       (5,355,894)     46,320,654
                                               -------------    -------------    -------------    -------------   -------------

LONG-TERM LIABILITIES:
   12 1/4% Senior secured notes, net of
     discount                                     70,616,221                                                         70,616,221
   13% Senior secured notes, net of
     discount                                                                      120,923,436                      120,923,436
   Senior secured credit facilities               10,650,000                         5,104,301                       15,754,301
   FF&E credit facility                                                              9,921,557                        9,921,557
   Notes payable                                                                     3,511,654                        3,511,654
   Other accrued expenses                            300,000                           800,000                        1,100,000
   Preferred members' interest,
     redeemable                                    4,000,000                                                          4,000,000
                                               -------------    -------------    -------------    -------------   -------------
            Total long-term liabilities           85,566,221                       140,260,948                      225,827,169
                                               -------------    -------------    -------------    -------------   -------------
            Total liabilities                     95,541,292          675,690      181,286,735       (5,355,894)    272,147,823

COMMITMENTS AND CONTINGENCIES

MEMBERS' DEFICIT                                 (10,628,709)      (4,852,198)      (4,471,508)       9,323,706     (10,628,709)
                                               -------------    -------------    -------------    -------------   -------------

TOTAL                                          $  84,912,583    $  (4,176,508)   $ 176,815,227    $   3,967,812   $ 261,519,114
                                               =============    =============    =============    =============   =============

                                 DIAMOND JO, LLC
           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)

                                                                           Three Months Ended March 31, 2004
                                                       ---------------------------------------------------------------------------
                                                                        Subsidiary      Subsidiary
                                                                        Guarantor -     Guarantor -   Consolidating
                                                          Parent           OEDA             OED        Adjustments    Consolidated
                                                       ------------    ------------    ------------    ------------   ------------
REVENUES:
   Casino                                              $ 12,094,244                    $ 18,099,105                   $ 30,193,349
   Racing                                                                                 4,365,603                      4,365,603
   Food and beverage                                        687,409                       2,130,391                      2,817,800
   Management fees                                          370,219    $    123,406                    $   (493,625)
   Other                                                     58,869                         142,248                        201,117
   Less promotional allowances                             (662,522)                     (1,349,951)                    (2,012,473)
                                                       ------------    ------------    ------------    ------------   ------------
                  Total net revenues                     12,548,219         123,406      23,387,396        (493,625)    35,565,396
                                                       ------------    ------------    ------------    ------------   ------------

EXPENSES:
   Casino                                                 5,258,640                       9,795,100                     15,053,740
   Racing                                                                                 3,504,387                      3,504,387
   Food and beverage                                        630,871                       1,650,494                      2,281,365
   Boat operations                                          573,061                                                        573,061
   Other                                                     23,162                         101,831                        124,993
   Selling, general and administrative                    1,987,323                       3,540,724                      5,528,047
   Depreciation and amortization                            577,034                       2,319,029                      2,896,063
   Pre-opening expense                                                                      221,283                        221,283
   Development costs                                         21,270                                                         21,270
   Management fee                                                            43,749         706,251        (493,625)       256,375
                                                       ------------    ------------    ------------    ------------   ------------
                  Total expenses                          9,071,361          43,749      21,839,099        (493,625)    30,460,584
                                                       ------------    ------------    ------------    ------------   ------------

INCOME FROM OPERATIONS                                    3,476,858          79,657       1,548,297                      5,104,812
                                                       ------------    ------------    ------------    ------------   ------------

OTHER INCOME (EXPENSE):
   Loss from equity investment in subsidiary             (3,290,201)     (3,369,858)                      6,660,059
   Interest income                                           11,222                          45,863                         57,085
   Interest expense, net of amounts capitalized          (2,728,710)                     (4,964,018)                    (7,692,728)
   Interest expense related to preferred
     members' interest, redeemable                          (90,000)                                                       (90,000)
   Loss on disposal of assets
                                                       ------------    ------------    ------------    ------------   ------------
                  Total other expense                    (6,097,689)     (3,369,858)     (4,918,155)      6,660,059     (7,725,643)
                                                       ------------    ------------    ------------    ------------   ------------

NET LOSS TO COMMON MEMBERS' INTEREST                   $ (2,620,831)   $ (3,290,201)   $ (3,369,858)      6,660,059   $ (2,620,831)
                                                       ============    ============    ============    ============   ============

                                 DIAMOND JO, LLC
           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)


                                                                        Three Months Ended March 31, 2003
                                                -----------------------------------------------------------------------------------
                                                                 Subsidiary      Subsidiary
                                                                 Guarantor -     Guarantor -      Consolidating
                                                   Parent           OEDA            OED            Adjustments         Consolidated
                                                ------------    ------------    ------------       ------------        ------------
REVENUES:
   Casino                                       $ 11,782,204                                                           $ 11,782,204
   Racing                                                                       $  3,644,330                              3,644,330
   Food and beverage                                 686,837                         152,441                                839,278
   Management fees                                    90,000    $     30,000                       $   (120,000)
   Other                                              37,415                          20,562                                 57,977
   Less promotional allowances                      (654,226)                                                              (654,226)
                                                ------------    ------------    ------------       ------------        ------------
                  Total net revenues              11,942,230          30,000       3,817,333           (120,000)         15,669,563
                                                ------------    ------------    ------------       ------------        ------------

EXPENSES:
   Casino                                          5,013,716                                                              5,013,716
   Racing                                                                          2,846,747                              2,846,747
   Food and beverage                                 655,485                          75,554                                731,039
   Boat operations                                   567,348                                                                567,348
   Other                                               3,174                           5,500                                  8,674
   Selling, general and administrative             1,983,745                         534,174                              2,517,919
   Depreciation and amortization                     751,905                          67,110                                819,015
   Litigation settlement                                                           1,600,000  (1)    (1,600,000)  (1)
   Management fee                                                                    120,000           (120,000)
                                                ------------    ------------    ------------       ------------        ------------
                  Total expenses                   8,975,373                       5,249,085         (1,720,000)         12,504,458
                                                ------------    ------------    ------------       ------------        ------------

INCOME FROM OPERATIONS                             2,966,857          30,000      (1,431,752)         1,600,000           3,165,105
                                                ------------    ------------    ------------       ------------        ------------

OTHER INCOME (EXPENSE):
   Loss from equity investment in subsidiary      (2,022,696)     (2,052,696)                         4,075,392
   Interest income                                     6,280                          73,728                                 80,008
   Interest expense, net of amounts capitalized   (2,737,231)                     (2,294,672)                            (5,031,903)
   Loss on disposal of assets                        (87,263)                                                               (87,263)
                                                ------------    ------------    ------------       ------------        ------------
                  Total other expense             (4,840,910)     (2,052,696)     (2,220,944)         4,075,392          (5,039,158)
                                                ------------    ------------    ------------       ------------        ------------

NET LOSS BEFORE PREFERRED MEMBER DISTRIBUTIONS    (1,874,053)     (2,022,696)     (3,652,696)         5,675,392          (1,874,053)

LESS PREFERRED MEMBER DISTRIBUTIONS                  (90,544)                                                               (90,544)
                                                ------------    ------------    ------------       ------------        ------------

NET LOSS TO COMMON MEMBERS' INTEREST            $ (1,964,597)   $ (2,022,696)   $ (3,652,696)      $  5,675,392        $ (1,964,597)
                                                ============    ============    ============       ============        ============

(1) Net loss to common members' interest at OED includes a litigation settlement with the Louisiana Horsemen's Benevolent and Protective Association 1993, Inc. of $1.6 million which is eliminated in consolidation as the amount was fully expensed on the Company's consolidated financial statements in 2002.

                                 DIAMOND JO, LLC
           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                          Three Months Ended March 31, 2004
                                                    -------------------------------------------------------------------------------
                                                                      Subsidiary      Subsidiary
                                                                      Guarantor -     Guarantor -     Consolidating
                                                       Parent            OEDA             OED          Adjustments    Consolidated
                                                    -------------    -------------   -------------    -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                        $  (2,620,831)   $  (3,290,201)  $  (3,369,858)   $   6,660,059   $  (2,620,831)
    Adjustments to reconcile net loss to net cash
     flows from operating activities:
       Depreciation and amortization                      577,034                        2,319,029                        2,896,063
       Provision for doubtful accounts                     31,481                                                            31,481
       Amortization and write-off of deferred
         financing costs and discount on notes            298,080                          508,469                          806,549
       Loss on disposal of assets
       Loss from equity investment in
         subsidiary                                     3,290,201        3,369,858                       (6,660,059)
    Changes in operating assets and liabilities:
       Restricted cash - purse settlement                                               (2,801,846)                      (2,801,846)
       Receivables                                        (40,988)                         153,310                          112,322
       Intercompany receivables                          (370,220)          51,594                          318,626
       Inventory                                            3,968                           12,713                           16,681
       Prepaid expenses and other assets                   50,466                         (554,032)                        (503,566)
       Accounts payable                                  (140,277)                       3,496,621                        3,356,344
       Intercompany payables                                                               493,626         (493,626)
       Accrued expenses                                (2,397,958)        (175,000)     (3,115,029)                      (5,687,987)
                                                    -------------    -------------   -------------    -------------   -------------
    Net cash flows from operating activities           (1,319,044)         (43,749)     (2,856,997)        (175,000)     (4,394,790)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Business acquisition and licensing costs                                               (68,504)                         (68,504)
    Racino project development costs                                                   (16,888,572)                     (16,888,572)
    Restricted cash - racino project, net                                               13,011,173                       13,011,173
    Maturity of restricted investments                                                   7,919,351                        7,919,351
    Purchase of property and equipment                   (404,148)                        (377,532)                        (781,680)
    Proceeds from sale of property and equipment
                                                    -------------    -------------   -------------    -------------   -------------
    Net cash flows from investing activities             (404,148)                       3,595,916                        3,191,768

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on debt                           (150,000)                      (1,292,026)                      (1,442,026)
    Proceeds from FF&E credit facility                                                   3,467,507                        3,467,507
    Proceeds from senior secured notes
    Member distributions                               (1,154,446)          43,749        (218,749)         175,000      (1,154,446)
                                                    -------------    -------------   -------------    -------------   -------------
    Net cash flows from financing activities           (1,304,446)          43,749       1,956,732          175,000         871,035
                                                    -------------    -------------   -------------    -------------   -------------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                       (3,027,638)                       2,695,651                         (331,987)
                                                    -------------    -------------   -------------    -------------   -------------
CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                              12,655,641                        8,502,654                       21,158,295
                                                    -------------    -------------   -------------    -------------   -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $   9,628,003    $               $  11,198,305    $               $  20,826,308
                                                    =============    =============   =============    =============   =============

                                 DIAMOND JO, LLC
           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                       Three Months Ended March 31, 2003
                                                   -------------------------------------------------------------------------------
                                                                     Subsidiary      Subsidiary
                                                                     Guarantor -     Guarantor -     Consolidating
                                                       Parent           OEDA             OED          Adjustments     Consolidated
                                                   -------------    -------------   -------------    -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                       $  (1,964,597)   $  (2,022,696)  $  (3,652,696)   $   5,675,392   $  (1,964,597)
    Adjustments to reconcile net loss to net
     cash flows from operating activities:
       Depreciation and amortization                     751,905                           67,110                          819,015
       Provision for doubtful accounts                    30,251                                                            30,251
       Amortization and write-off of deferred
        financing costs and discount on notes            298,361                          585,659                          884,020
       Loss on disposal of assets                         87,263                                                            87,263
       Loss from equity investment in
        subsidiary                                     2,022,696        2,052,696                       (4,075,392)
    Changes in operating assets and liabilities:
       Restricted cash - purse settlement                                                (926,970)                        (926,970)
       Receivables                                       (30,211)                        (752,545)                        (782,756)
       Intercompany receivables                         (551,211)         (30,000)                         581,211
       Inventory                                          12,938                            1,456                           14,394
       Prepaid expenses and other assets                (169,310)                        (206,087)                        (375,397)
       Accounts payable                                  182,065                        1,661,182                        1,843,247
       Intercompany payables                                                              581,211         (581,211)
       Accrued expenses                               (2,356,693)                       2,433,295       (1,600,000)     (1,523,398)
                                                   -------------    -------------   -------------    -------------   -------------
    Net cash flows from operating activities          (1,686,543)                        (208,385)                      (1,894,928)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Business acquisition and licensing costs                                           (1,173,847)                      (1,173,847)
    Racino project development costs                                                   (2,341,650)                      (2,341,650)
    Restricted cash - racino project, net                                             (63,799,585)                     (63,799,585)
    Purchase of restricted investments                                                (23,922,971)                     (23,922,971)
    Purchase of property and equipment                  (183,599)                        (327,733)                        (511,332)
    Proceeds from sale of property and equipment         380,156                                                           380,156
                                                   -------------    -------------   -------------    -------------   -------------
    Net cash flows from investing activities             196,557                      (91,565,786)                     (91,369,229)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Deferred financing costs                                                           (9,140,404)                      (9,140,404)
    Principal payments on debt                          (150,000)      (7,325,000)    (12,800,000)                     (20,275,000)
    Principal payments on intercompany
     notes payable                                                                     (7,325,000)       7,325,000
    Proceeds from intercompany note
     receivable                                                         7,325,000                       (7,325,000)
    Proceeds from senior secured notes                                                120,736,000                      120,736,000
    Member distributions                                (268,719)                                                         (268,719)
                                                   -------------    -------------   -------------    -------------   -------------
    Net cash flows from financing activities            (418,719)                      91,470,596                       91,051,877
                                                   -------------    -------------   -------------    -------------   -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS             (1,908,705)                        (303,575)                      (2,212,280)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                              9,547,553                          962,652                       10,510,205
                                                   -------------    -------------   -------------    -------------   -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $   7,638,848    $               $     659,077    $               $   8,297,925
                                                   =============    =============   =============    =============   =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report. Some statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties as well as other risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2003. Should these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our future performance and actual results of operations may differ materially from those expected or intended.

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

Results of Operations

     The results of operations of the Company discussed below include the combined results of operations of the Diamond Jo casino in Dubuque, Iowa and the results of operations of OED near Lafayette, Louisiana for the three months ended March 31, 2004 and 2003.

Statement of Operations Data

                                              Diamond Jo                         OED

                                     Three Months Ended March 31,    Three Months Ended March 31,
                                         2004            2003            2004            2003
                                     ------------    ------------    ------------    ------------
     Revenues:
        Casino                       $ 12,094,244    $ 11,782,204    $ 18,099,105
        Racing                                                          4,365,603    $  3,644,330
        Food and beverage                 687,409         686,837       2,130,391         152,441
        Other                              58,869          37,415         142,248          20,562
        Less promotional
          allowances                     (662,522)       (654,226)     (1,349,951)
                                     ------------    ------------    ------------    ------------

        Net revenues                   12,178,000      11,852,230      23,387,396       3,817,333
                                     ------------    ------------    ------------    ------------
      Expenses:
        Casino                          5,258,640       5,013,716       9,795,100
        Racing                                                          3,504,387       2,846,747
        Food and beverage                 630,871         655,485       1,650,494          75,554
        Boat operations                   573,061         567,348
        Other                              23,162           3,174         101,831           5,500
        Selling, general and
          administrative                1,987,323       1,983,745       3,540,724         534,174
        Depreciation and
          amortization                    577,034         751,905       2,319,029          67,110
        Pre-opening expense                                               221,283
        Development costs                  21,270
        Management fee                                                    256,375
                                     ------------    ------------    ------------    ------------

        Total expenses                  9,071,361       8,975,373      21,389,223       3,529,085
                                     ------------    ------------    ------------    ------------

        Income from
          operations                 $  3,106,639    $  2,876,857    $  1,998,173    $    288,248


Three months ended March 31, 2004 Compared to Three months ended March 31, 2003

     Net revenues increased 127.0% to $35.6 million for the three months ended March 31, 2004 from $15.7 million for the three months ended March 31, 2003. Net revenues at OED increased $19.6 million to $23.4 million for the three months ended March 31, 2004 from $3.8 million for the three months ended March 31, 2003. Net revenues at OED increased due primarily to an increase in casino revenue of $18.1 million derived from OED's new racino which opened on December 19, 2003 and an increase in racing revenues of $0.7 million due to an increase in video poker revenues of approximately $0.8 million at OED's renovated OTB in Port Allen, Louisiana. Net revenues at the Diamond Jo increased $0.3 million to $12.2 million for the three months ended March 31, 2004 from $11.9 million for the three months ended March 31, 2003. This increase in net revenues at the Diamond Jo is due to an increase in slot revenue of 3.1%, or $0.3 million, for the three months ended March 31, 2004 compared to the three months ended March 31, 2003, primarily due to an increase in coin-in of 2.7% over the same period. We believe this increase in slot revenue was attributable to internal factors such as targeted promotions to capitalize on opportunities related to the recent economic development in the Port of Dubuque known as the America's River Project, where the Diamond Jo is located, which includes the opening of a new riverwalk and related amenities, a new riverfront hotel, which includes an indoor water park, and the National Mississippi River Museum and Aquarium as well as our continued focus on targeted players club promotions and maintenance of our slot mix, which includes the addition of 22 multi-denomination slot machines.

     Overall casino revenues increased $18.4 million to $30.2 million for the three months ended March 31, 2004 from $11.8 million for the three months ended March 31, 2003. Casino revenues of $18.1 million at OED consisted solely of revenues from slot machines at OED's recently opened racino. Casino win per gaming position per day at OED was $130 for the three months ended March 31, 2004. Casino revenues at the Diamond Jo increased 2.6% to $12.1 million for the three months ended March 31, 2004 from $11.8 million for the three months ended March 31, 2003. This increase was due to a 3.1% increase in slot revenues as discussed above. Casino revenues at the Diamond Jo were derived 87.7% from slot machines and 12.3% from table games for the three months ended March 31, 2004 compared to 87.2% from slot machines and 12.8% from table games for the three months ended March 31, 2003. Our slot win per unit per day at the Diamond Jo decreased 1.9% to $156 for the three months ended March 31, 2004 from $159 for the three months ended March 31, 2003. Our admissions at the Diamond Jo for the three months ended March 31, 2004 increased 1.2% to 232,000 from 229,000 for the three months ended March 31, 2003. For the three months ended March 31, 2004 our casino win per admission at the Diamond Jo increased 1.4% to $52 from $51 for the three months ended March 31, 2003.

     Racing revenues at OED increased $0.7 million to $4.4 million for the three months ended March 31, 2004 from $3.7 million for the three months ended March 31, 2003. The increase in racing revenues is due to an increase in video poker revenues of $0.8 million resulting from OED's Port Allen OTB facility renovation and the installation of 100 video poker machines during the second quarter of 2003.

     Net food and beverage revenues, other revenues and promotional allowances increased $0.8 million during the three months ended March 31, 2004 compared to the three months ended March 31, 2003 due primarily to food and beverage revenues generated from OED's new racino.

     Overall casino expenses increased $10.1 million to $15.1 million for the three months ended March 31, 2004 from $5.0 million for the three months ended March 31, 2003. Casino expenses of $9.8 million at OED primarily related to purse supplements and gaming taxes, which are based on net casino revenues, and casino related payroll. Casino operating expenses at the Diamond Jo increased 4.9%, or $0.3 million, to $5.3 million for the three months ended March 31, 2004 from $5.0 million for the three months ended March 31, 2003 due primarily to an increase in gaming taxes at the Diamond Jo of approximately $0.1 million associated with our increased casino revenues and an increase in players club promotions of approximately $0.1 million.

     Racing expenses increased 23.1% to $3.5 million for the three months ended March 31, 2004 from $2.8 million for the three months ended March 31, 2003 due primarily to (i) an increase in franchise fees, purse supplements and operating expenses of $0.5 million related to OED's video gaming devices at its renovated OTB in Port Allen, Louisiana and (ii) admission fees related to the OTB located at the racino of approximately $0.1 million (under current Louisiana law, OED must pay $0.25 to the Louisiana State Racing Commission per patron entering a building in which OED has an OTB, including the new racino).

     Food and beverage expenses increased $1.6 million to $2.3 million for the three months ended March 31, 2004 from $0.7 million for the three months ended March 31, 2003 due primarily to food and beverage expenses at OED of $1.7 million related to the opening of OED's new racino. Boat operation expenses at the Diamond Jo were substantially unchanged at $0.6 million for the three months ended March 31, 2004 and 2003.

     Selling, general and administrative expenses increased $3.1 million to $5.6 million for the three months ended March 31, 2004 from $2.5 million for the three months ended March 31, 2003. This increase was due primarily to an increase in general and administrative expenses at OED of $3.0 million due primarily to payroll, marketing and other general and administrative expenses associated with the new racino.

     Pre-opening expenses of $0.2 million for the three months ended March 31, 2004 relate to expenses incurred by OED with respect to start-up activities surrounding the racino project, including pre-opening costs associated with the continued construction of the racetrack portion of the project. Management fees of $0.3 million during the three months ended March 31, 2004 relate to management fees and board of director fees paid to related parties.

     Depreciation and amortization expenses increased $2.1 million to $2.9 million for the three months ended March 31, 2004 from $0.8 million for the three months ended March 31, 2003 due to depreciation of property and equipment at OED's racino of approximately $2.1 million during the three months ended March 31, 2004. During the first quarter of 2004, we performed our annual impairment test on goodwill and indefinite life intangible assets in accordance with SFAS No. 142. Based on that review, management determined that there was no impairment of goodwill and indefinite life intangible assets.

     Net interest expense, including interest expense related to our redeemable preferred member interests, increased 56.0% to $7.7 million for the three months ended March 31, 2004 from $5.0 million for the three months ended March 31, 2003. This increase is primarily due to (i) timing of the offering of the OED Notes, which occurred on February 25, 2003, resulting in approximately three months of interest expense during the three months ended March 31, 2004 compared to just over one month during the three months ended March 31, 2003 and (ii) our adoption of FASB Statement No. 150 on July 1, 2003 which requires that interest expense associated with our redeemable preferred members interest be included in interest expense (prior to July 1, 2003, this amount was included as a separate line item above "Net income for common members' interest" and not included in "Total other expenses" with interest expense). Interest expense of approximately $0.2 million and $0.1 million was capitalized as part of our construction of the racino during the three months ended March 31, 2004 and 2003, respectively.


Liquidity and Capital Resources

Cash Flows from Operating, Investing and Financing Activities

     Our cash balance decreased $0.3 million during the three months ended March 31, 2004 to $20.8 million from $21.2 million at December 31, 2003.

     Cash flows used in operating activities of $4.4 million for the three months ended March 31, 2004 consisted of a net loss of $2.6 million increased by non-cash charges of $3.7 million, principally depreciation and amortization and amortization of deferred financing costs and a decrease in working capital of $5.5 million. The change in working capital is primarily due to a decrease in accrued interest of approximately $6.0 million related primarily to interest payments on the Existing Peninsula Notes and the OED Notes during the three months ended March 31, 2004.

     Cash flows from investing activities for the three months ended March 31, 2004 was $3.2 million consisting of (i) draws from restricted cash accounts held by the trustee of the OED Notes of approximately $13.0 million, the proceeds of which were used to pay construction, architecture fees and other development costs associated with the racino project and (ii) cash proceeds from the maturity of restricted investments of $7.9 million, the proceeds of which were used to make the second interest payment on the OED Notes due March 1, 2004. These cash inflows were offset by (i) payments of approximately $16.9 million for construction, architecture fees and other development costs associated with the racino project and (ii) cash outflows of approximately $0.8 million used for capital expenditures mainly related to the purchase of new slot machines at the Diamond Jo and conversions of slot machines at OED to incorporate ticket-in, ticket-out technology, which we believe enhances customer service, produces operating efficiencies and eliminates hopper fills and the down time associated with them. We expect additional capital expenditures at the Diamond Jo and OED (other than the capital expenditures related to the racino project) to be approximately $1.6 million and $1.1 million, respectively, for the year ended December 31, 2004. We expect to satisfy our regulatory requirements for the racino project by the end of fiscal 2004 with related additional capital expenditures of approximately $14.6 million. Consistent with our regulatory requirements, we also expect to make additional improvements to our turf track during fiscal 2005.

     Cash flows from financing activities for the three months ended March 31, 2004 of $0.9 million reflects the proceeds from OED's draws under its $16.0 million FF&E credit facility with Wells Fargo Foothill dated September 22, 2003 (the "OED FF&E Facility") of $3.5 million. These proceeds were offset by (i) aggregate principal payments on borrowings under our senior secured credit facility dated February 23, 2001 (as amended, the "DJL Credit Facility") of $0.2 million, (ii) aggregate principal payments on borrowings under OED's $15.0 million senior secured credit facility with Wells Fargo Foothill dated June 24, 2003 (as amended, the "OED Credit Facility") of $0.9 million, (iii) aggregate principal payments on borrowings under the OED FF&E Facility of $0.3 million and
(iv) member distributions of $1.2 million.

     In March 2004, the Company amended it's senior secured credit facility dated February 23, 2001 (the "DJL Credit Facility Amendment"). Under the terms of the DJL Credit Facility Amendment, the minimum interest rate on all outstanding borrowings under the DJL Credit Facility less than $10.0 million was reduced to 5.5% and the term of the DJL Credit Facility was extended by one year to March 12, 2006.

     As of March 31, 2004, the Company had $11.1 million outstanding under the DJL Credit Facility and OED had $4.3 million and $15.7 million outstanding under the OED Credit Facility and the OED FF&E Facility, respectively.

Financing Activities

     On March 9, 2004, OED commenced a tender offer and consent solicitation to repurchase all of its outstanding OED Notes and to solicit consents to certain proposed amendments to the indenture governing the OED Notes as set forth in OED's Offer to Purchase and Consent Solicitation Statement, dated March 9, 2004. On March 19, 2004, the expiration date of the consent solicitation, OED received the requisite consents and tenders from holders of a majority of the aggregate principal amount of the outstanding OED Notes. The tender offer expired on April 5, 2004, and OED redeemed approximately $116.3 million principal amount of OED Notes.

     On April 16, 2004, the Company and Old Evangeline Downs Capital Corp. completed a Rule 144A private placement of $233 million principal amount of 8 3/4% Senior Secured Notes due 2012 (the "Peninsula Gaming Notes"). The Peninsula Gaming Notes were issued at a discount of approximately $3.3 million. Interest on the Peninsula Gaming Notes is payable semi-annually on April 15 and October 15 of each year, beginning on October 15, 2004. In connection with the offering of the Peninsula Gaming Notes, the Company and OED also sought requisite regulatory approvals to enter into a new senior secured credit facility and effect a series of corporate transactions, including the creation of a new holding company to be the new direct parent of the Company and OED and a co-issuer of the new senior secured notes. While regulatory approval of the corporate transactions was obtained, the Company and OED have not yet effected the corporate transactions or entered into the new credit facility.

     The Company used the net proceeds from the sale of the Peninsula Gaming Notes as follows (all payments based on outstanding balances as of April 16, 2004): (1) to irrevocably deposit funds into an escrow account to redeem all of the Existing Peninsula Notes in an amount (including call premium and accrued interest) of approximately $79.9 million; (2) to repurchase approximately $116.3 million principal amount of OED Notes for an aggregate amount (including tender premium, accrued interest and contingent interest) of approximately $134.6 million; (3) to pay accrued distributions on the Company's outstanding preferred membership interests-redeemable of approximately $1.1 million; (4) to pay related fees and expenses of approximately $13.4 million; and (5) for general corporate purposes. As a result of the issuance of the Peninsula Gaming Notes, the Company incurred a loss of approximately $8.9 million consisting of the write-off of deferred financing fees of approximately $2.1 million, the payment of a call premium on the Existing Peninsula Notes of approximately $5.7 million, interest on the Existing Peninsula Notes of approximately $0.7 million and write-off of bond discount of approximately $0.4 million. In connection therewith, OED also incurred a loss of approximately $26.8 million consisting of the write-off of deferred financing fees of approximately $8.4 million, the payment of a tender premium on the OED Notes of approximately $16.3 million and write-off of bond discount of approximately $2.1 million.

     We currently have the following sources of funds for our business: (i) cash flows from OED's existing racetrack operations and casino operations, (ii) cash flows from DJL's existing casino operations, and (iii) available borrowings under the DJL Credit Facility and the OED Credit Facility. In connection with the issuance of the Peninsula Gaming Notes, we received regulatory approvals to effect certain corporate transactions, including the creation of a new holding company to be the direct parent of the Company and OED, and to enter into a new senior secured credit facility in the amount of $35.0 million, the proceeds of which would be used to repay all outstanding indebtedness under the DJL Credit Facility and the OED Credit Facility. We expect our obligations under the new senior secured credit facility will be (a) guaranteed by all of our domestic subsidiaries, and (b) secured by a security interest in all of our tangible and intangible assets and those of our domestic subsidiaries (including, without limitation, all of the shares of the capital stock of these subsidiaries), but excluding contracts, agreements, licenses (including gaming and liquor licenses) and other rights that by their express terms prohibit the assignment thereof or the grant of a security interest therein. There can be no assurance that we will be able to enter into such new senior secured credit facility on commercially reasonable terms or at all.

     Our level of indebtedness will have several important effects on our future operations including, but not limited to, the following: (i) a significant portion of our cash flow from operations will be required to pay interest on our indebtedness and the indebtedness of our subsidiaries; (ii) the financial covenants contained in certain of the agreements governing such indebtedness will require us and/or our subsidiaries to meet certain financial tests and may limit our respective abilities to borrow additional funds or to dispose of assets; (iii) our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired; and (iv) our ability to adapt to changes in the gaming industry which affect the markets in which we operate could be limited.

     Subject to the foregoing, we believe that cash and cash equivalents and investments on-hand (including restricted cash and restricted investments), cash generated from operations and available borrowings under our existing credit facilities (or, if entered into, our new senior secured credit facility) will be sufficient to satisfy our working capital and capital expenditure requirements, and satisfy our other current debt service requirements, including interest payments on the Peninsula Gaming Notes and the OED Notes, for the next twelve months. If cash and cash equivalents and investments on-hand or cash we are able to generate or borrow are insufficient to meet our obligations, we may have to refinance our debt or sell some or all of our assets to meet our obligations.

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

     We are exposed to interest rate risk due to changes in interest rates with respect to our long-term variable interest rate debt borrowing under our and OED's credit facilities. As of March 31, 2004, DJL and OED had $11.1 million and $19.9 million, respectively, in borrowings under loan and security agreements with Wells Fargo Foothill that have variable interest rates. We have estimated our market risk exposure using sensitivity analysis. We have defined our market risk exposure as the potential loss in future earnings and cash flow with respect to interest rate exposure of our market risk sensitive instruments assuming a hypothetical increase in market rates of interest of one percentage point. Assuming the Company and OED borrow the maximum amount allowed under the current loan and security agreements with Wells Fargo Foothill (currently an aggregate amount of $42.6 million), if market rates of interest on our variable rate debt increased by one percentage point, the estimated consolidated market risk exposure under the credit facilities would be approximately $0.4 million.

     We are also exposed to fair value risk due to changes in interest rates with respect to our long-term fixed interest rate debt borrowings. Our fixed rate debt instruments are not generally affected by a change in the market rates of interest, and therefore, such instruments generally do not have an impact on future earnings. However, future earnings and cash flows may be impacted by changes in interest rates related to indebtedness incurred to fund repayments as such fixed rate debt matures. The following table contains information relating to our fixed rate debt borrowings as of March 31, 2004 (dollars in millions):

                                                                    Fixed Interest   Carrying
Description                                          Maturity            Rate          Value      Fair Value
-----------                                          --------       --------------   --------     ----------

13% Senior Secured Notes with
  Contingent Interest of OED                       March 1, 2010            13%       $ 123.2      $ 140.4*
12 1/4% Senior Secured Notes of DJL                July 1, 2006         12 1/4%          71.0         76.7*
Note Payable                                      October 1, 2010        4 3/4%           3.9          3.9
Note Payable                                       July 1, 2005          9 1/2%           0.4          0.4
Preferred Membership Interests - Redeemable      October 16, 2006            9%           4.0          4.0

----------
* Represents fair value as of March 31, 2004 based on information provided by an independent investment banking firm.


ITEM 4.  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of March 31, 2004, have concluded that as of such date the Company's disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

     Changes in internal controls. There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     Neither we nor our subsidiaries are a party to, and none of our nor our subsidiaries' property is the subject of, any pending legal proceedings other than litigation arising in the normal course of business. We do not believe that adverse determinations in any or all such other litigation would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
Number                               Description
-------   ----------------------------------------------------------------------

3.1A      Certificate of Formation of Peninsula Gaming Company,
          LLC--incorporated herein by reference to Exhibit 3.1A of the Company's Form S-4 filed October 12, 1999 (with regard to applicable cross references in this report, the Company's Form S-4 was filed with the SEC under File No. 333-88829).

3.1B Amendment to Certificate of Formation of Peninsula Gaming Company, LLC--incorporated herein by reference to Exhibit 3.1B of the Company's Form S-4 filed October 12, 1999.

3.1C Certificate of Amendment to Certificate of Formation of Peninsula Gaming Company, LLC, dated March 10, 2004.

3.2 Operating Agreement of Peninsula Gaming Company, LLC--incorporated herein by reference to Exhibit 3.2 of the Company's Form S-4 filed October 12, 1999.

3.3 Articles of Incorporation of Peninsula Gaming Corp.--incorporated herein by reference to Exhibit 3.3 of the Company's Form S-4 filed October 12, 1999.

3.4       By-laws of Peninsula Gaming Corp.--incorporated herein by reference to
          Exhibit 3.4 of the Company's Form S-4 filed October 12, 1999.

31.1 Certification of M. Brent Stevens, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 15d-l4 of the Securities Exchange Act, as amended.

31.2 Certification of Natalie A. Schramm, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 15d-14 of the Securities Exchange Act, as amended.


(b)  Reports on Form 8-K

     (1) Form 8-K, filed by The Old Evangeline Downs, L.L.C. and The Old Evangeline Downs Capital Corp., March 9, 2004.

          Item 5. Other Events and Regulation FD Disclosure. Item 7(c). Exhibits. Press release, dated March 9, 2004, announcing the tender offer by The Old Evangeline Downs, L.L.C. for its outstanding 10% Senior Secured Notes due 2010 and press release, dated March 11, 2004, announcing the private placement of senior notes of the Company and The Old Evangeline Downs Capital Corp.

     (2)  Form 8-K, filed by the Company and Peninsula Gaming Corp., March 9,
          2004.

          Item 5. Other Events and Regulation FD Disclosure. Item 7(c). Exhibits. Press release, dated March 11, 2004, announcing the private placement of senior notes of the Company and The Old Evangeline Downs Capital Corp.

     (3)  Form 8-K, filed by the Company, March 24, 2004.

          Item 7(c). Exhibits. Item 9. Regulation FD Disclosure. Item 12. Results of Operations and Financial Condition. Press Release, dated March 24, 2004, reporting certain operating results of the Company and The Old Evangeline Downs, L.L.C. for the two month period ended February 29, 2004.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dubuque, State of Iowa on May 14, 2004.

                                         DIAMOND JO, LLC

                                         By:   /s/ M. Brent Stevens
                                               -------------------------------
                                               M. Brent Stevens
                                               Chief Executive Officer

                                         By:   /s/ George T. Papanier
                                               -------------------------------
                                               George T. Papanier
                                               Chief Operating Officer

                                         By:   /s/ Natalie A. Schramm
                                               -------------------------------
                                               Natalie A. Schramm
                                               Chief Financial Officer

                                         THE OLD EVANGELINE DOWNS CAPITAL CORP.

                                         By:   /s/ M. Brent Stevens
                                               -------------------------------
                                               M. Brent Stevens
                                               Chief Executive Officer

                                         By:   /s/ Natalie A. Schramm
                                               -------------------------------
                                               Natalie A. Schramm
                                               Chief Financial Officer