Form 10-Q
period 2004-06-30
PENINSULA GAMING CO LLC; OLD EVANGELINE DOWNS LLC; Peninsula Gaming, LLC; OLD EVANGELINE DOWNS CAPITAL CORP
filed 2004-08-16
CIK 1095997, 1235660, 1299109, 1235662

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended June 30, 2004.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from _____________________________ to _______________

                        Commission File Number: 333-88829

      DIAMOND JO, LLC              PENINSULA GAMING, LLC          PENINSULA GAMING CORP.      THE OLD EVANGELINE
(Exact name of registrants     (Exact name of registrants as        (formerly known as           DOWNS, L.L.C.
   as specified in their        specified in their charter)      The Old Evangeline Downs       (Exact name of
         charter)                                                     Capital Corp.)       registrants as specified
                                                                      (Exact name of           in their charter)
                                                                 registrants as specified
                                                                    in their charter)

         DELAWARE                        DELAWARE                        DELAWARE                  LOUISIANA
      (State or other         (State or other jurisdiction of        (State or other            (State or other
      jurisdiction of         incorporation or organization)         jurisdiction of            jurisdiction of
     incorporation or                                                incorporation or          incorporation or
       organization)                                                  organization)              organization)

        42-1483875                      20-0800583                      25-1902805                72-1280511
     (I.R.S. Employer                (I.R.S. Employer                (I.R.S. Employer          (I.R.S. Employer
    Identification No.)             Identification No.)            Identification No.)        Identification No.)

                       3RD STREET ICE HARBOR, PO BOX 1750
                               DUBUQUE, IOWA 52001
                                 (563) 583-7005
    (Address, including zip code, and telephone number, including area code, of principal executive offices)


        Securities registered pursuant to Section 12 (g) of the Act: NONE


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No[]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [] No [X]

         All of the common equity interests of Peninsula Gaming, LLC (the "Company") are held by Peninsula Gaming Partners, LLC. All of the common equity interests of Diamond Jo, LLC, The Old Evangeline Downs, L.L.C. and Peninsula Gaming Corp. are held by the Company.

                              PENINSULA GAMING, LLC
                               INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

     Peninsula Gaming, LLC:
         Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2004 and
              December 31, 2003...................................................................................3
         Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six
              Months Ended June 30, 2004 and 2003.................................................................4
         Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six
              Months Ended June 30, 2004 and 2003.................................................................5
         Notes to Condensed Consolidated Financial Statements (Unaudited).........................................7

     Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations...............................................................................15

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk.........................................24

     Item 4 - Controls and Procedures............................................................................24


PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings..................................................................................26
     Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities...................26
     Item 3 - Defaults Upon Senior Securities....................................................................26
     Item 4 - Submission of Matters to a Vote of Security Holders................................................26
     Item 5 - Other Information..................................................................................26
     Item 6 - Exhibits and Reports on Form 8-K...................................................................26

Signatures.......................................................................................................31

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              PENINSULA GAMING, LLC
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                 JUNE 30,              DECEMBER 31,
                                                                                   2004                    2003
                                                                               ------------            ------------

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                  $ 27,592,070             $ 21,158,295
   Restricted cash - purse settlements                                           3,079,892                1,589,125
   Restricted investments                                                                                15,778,883
   Accounts receivable, less allowance for doubtful accounts
     of $40,605 and $61,922, respectively                                        1,120,729                  482,222
   Related party receivable                                                        135,204
   Inventory                                                                       343,100                  403,376
   Prepaid expenses                                                              1,845,528                  815,009
                                                                              -------------            -------------
            Total current assets                                                34,116,523               40,226,910
                                                                              -------------            -------------

RESTRICTED CASH - RACINO PROJECT                                                                         20,013,291
                                                                              -------------            -------------

PROPERTY AND EQUIPMENT, NET                                                    112,462,362              102,477,345
                                                                              -------------            -------------

OTHER ASSETS:
   Deferred financing costs, net of amortization
     of $474,241 and $5,288,572, respectively                                   13,552,733               12,702,387
   Goodwill                                                                     53,083,429               53,083,429
   Other intangibles                                                            32,406,952               32,257,963
   Deposits and other assets                                                       232,658                  757,789
                                                                              -------------            -------------
            Total other assets                                                  99,275,772               98,801,568
                                                                              -------------            -------------

TOTAL                                                                         $245,854,657             $261,519,114
                                                                              =============            =============
LIABILITIES AND MEMBERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                                           $  2,999,543             $  2,972,608
   Construction payable - St. Landry Parish                                      9,963,138               20,156,591
   Purse settlement payable                                                      4,522,666                1,589,125
   Accrued payroll and payroll taxes                                             2,534,382                2,788,224
   Accrued interest                                                              4,647,789                9,904,778
   Other accrued expenses                                                        5,131,447                4,811,106
   Current maturity of long-term debt                                            4,875,418                4,098,222
                                                                              -------------            -------------
            Total current liabilities                                           34,674,383               46,320,654
                                                                              -------------            -------------

LONG-TERM LIABILITIES:
   8 3/4% Senior secured notes, net of discount                                229,799,389
   12 1/4% Senior secured notes, net of discount                                                         70,616,221
   13% Senior secured notes, net of discount                                     6,789,206              120,923,436
   Senior secured credit facilities                                             14,887,764               15,754,301
   Term loan                                                                    10,666,667
   FF&E credit facility                                                                                   9,921,557
   Notes payable                                                                 3,331,790                3,511,654
   Other accrued expenses                                                          650,000                1,100,000
   Preferred members' interest, redeemable                                       4,000,000                4,000,000
                                                                              -------------            -------------
            Total long-term liabilities                                        270,124,816              225,827,169
                                                                              -------------            -------------
            Total liabilities                                                  304,799,199              272,147,823

COMMITMENTS AND CONTINGENCIES

MEMBERS' DEFICIT                                                               (58,944,542)             (10,628,709)
                                                                              -------------            ------------

TOTAL                                                                         $245,854,657             $261,519,114
                                                                              =============            =============

See notes to condensed consolidated financial statements (unaudited).



                              PENINSULA GAMING, LLC
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                   THREE MONTHS         THREE MONTHS          SIX MONTHS          SIX MONTHS
                                                       ENDED                ENDED               ENDED                ENDED
                                                   JUNE 30, 2004        JUNE 30, 2003       JUNE 30, 2004        JUNE 30, 2003
                                                  ---------------      ---------------     ---------------      ---------------

REVENUES:
   Casino                                         $   28,813,123       $   13,196,976      $   59,006,472       $   24,979,954
   Racing                                              6,494,040            5,810,395          10,859,643            9,454,725
   Food and beverage                                   2,957,716            1,157,327           5,775,515            1,996,604
   Other                                                 408,084              104,735             609,201              162,713
   Less promotional allowances                        (2,107,294)            (710,186)         (4,119,767)          (1,364,413)
                                                  ---------------      ---------------     ---------------      ---------------
                  Total net revenues                  36,565,669           19,559,247          72,131,064           35,229,583
                                                  ---------------      ---------------     ---------------      ---------------

EXPENSES:
   Casino                                             14,315,600            5,446,088          29,369,338           10,459,803
   Racing                                              5,426,800            4,921,420           8,931,186            7,768,167
   Food and beverage                                   2,523,221              869,126           4,804,586            1,600,166
   Boat operations                                       545,986              575,000           1,119,047            1,142,348
   Other                                                 462,802               47,946             587,797               56,619
   Selling, general and administrative                 5,686,185            2,993,694          11,214,232            5,501,893
   Depreciation and amortization                       2,959,151              829,624           5,855,214            1,648,640
   Pre-opening expense                                    50,997              196,045             272,280              204,921
   Development expense                                    37,961                                   59,231
   Management fees                                       149,577                                  400,000
                                                  ---------------      ---------------     ---------------      ---------------
                  Total expenses                      32,158,280           15,878,943          62,612,911           28,382,557
                                                  ---------------      ---------------     ---------------      ---------------

INCOME FROM OPERATIONS                                 4,407,389            3,680,304           9,518,153            6,847,026
                                                  ---------------      ---------------     ---------------      ---------------

OTHER INCOME (EXPENSE):
   Interest income                                        72,518              211,199             129,603              289,590
   Interest expense, net of amounts capitalized       (6,508,686)          (6,797,433)        (14,201,413)         (11,829,336)
   Loss on early retirement of debt                  (37,566,234)                             (37,566,234)
   Interest expense related to preferred
     members' interest, redeemable                       (90,000)                                (180,000)
   Loss on disposal of assets                               (192)             (17,421)               (192)            (104,684)
                                                  ---------------      ---------------     ---------------      ---------------
                  Total other expense                (44,092,594)          (6,603,655)        (51,818,236)         (11,644,430)
                                                  ---------------      ---------------     ---------------      ---------------

NET LOSS BEFORE PREFERRED
     MEMBER DISTRIBUTIONS                            (39,685,205)          (2,923,351)        (42,300,083)          (4,797,404)

LESS PREFERRED MEMBER DISTRIBUTIONS                                           (90,000)                                (180,544)
                                                  ---------------      ---------------     ---------------      ---------------

NET LOSS TO COMMON MEMBERS' INTEREST              $  (39,685,205)      $   (3,013,351)     $  (42,300,083)      $   (4,977,948)
                                                  ===============      ===============     ===============      ===============

See notes to condensed consolidated financial statements (unaudited).


                              PENINSULA GAMING, LLC

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                              SIX MONTHS ENDED       SIX MONTHS ENDED
                                                                                JUNE 30, 2004         JUNE 30, 2003
                                                                             --------------------  --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                   $    (42,300,083)     $     (4,977,948)
    Adjustments to reconcile net loss to net cash flows
      from operating activities:
       Depreciation and amortization                                                  5,855,214             1,648,640
       Provision for doubtful accounts                                                   51,231                65,933
       Amortization and write-off of deferred financing costs and discount
          on notes                                                                   15,168,966             1,596,240
       Loss on disposal of assets                                                           192               104,684
    Changes in operating assets and liabilities:
       Restricted cash - purse settlements                                           (1,490,767)              539,829
       Receivables                                                                     (689,737)           (2,362,819)
       Inventory                                                                         60,276                (9,838)
       Prepaid expenses and other assets                                               (505,388)             (227,934)
       Accounts payable                                                               1,982,186             1,980,964
       Accrued expenses                                                              (5,139,174)            4,529,838
                                                                             --------------------  --------------------
          Net cash flows from operating activities                                  (27,007,084)            2,887,589
                                                                             --------------------  --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Business acquisition and licensing costs                                        (145,135)           (1,763,486)
       Racino project development costs                                             (24,269,777)          (12,160,548)
       Proceeds from (deposits to) restricted cash - racino project, net             20,013,291           (53,922,489)
       Maturity and sale of restricted investments                                   15,778,883
       Purchase of restricted investments                                                                 (23,922,971)
       Purchase of property and equipment                                            (1,423,414)           (1,439,012)
       Proceeds from sale of property and equipment                                       1,800               384,406
                                                                             --------------------  --------------------
          Net cash flows from investing activities                                    9,955,648           (92,824,100)
                                                                             --------------------  --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Deferred financing costs                                                     (13,278,420)           (9,939,196)
       Principal payments on debt                                                  (220,836,032)          (20,425,000)
       Proceeds from senior credit facilities                                        15,887,764             2,284,301
       Proceeds from term loan                                                       14,666,667
       Proceeds from FF&E credit facility                                             3,467,507
       Proceeds from senior secured notes                                           229,728,680           120,736,000
       Member distributions                                                          (6,150,955)             (464,041)
                                                                             --------------------  --------------------
          Net cash flows from financing activities                                   23,485,211            92,192,064
                                                                             --------------------  --------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             6,433,775             2,255,553

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     21,158,295            10,510,205
                                                                             --------------------  --------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $      27,592,070     $      12,765,758
                                                                             ====================  ====================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest                                            $19,120,126            $5,532,831




SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Property additions acquired on construction payable which were
  accrued, but not paid                                                              $7,333,246            $6,498,119
Deferred financing costs which were accrued, but not paid                              $130,636             $ 843,999



See notes to condensed consolidated financial statements (unaudited).

                              PENINSULA GAMING, LLC
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.       ORGANIZATION AND BASIS OF PRESENTATION

Diamond Jo, LLC, a Delaware limited liability company ("DJL"), owns and operates the Diamond Jo riverboat casino in Dubuque, Iowa, and, prior to the corporate restructuring described below, was a wholly owned subsidiary of Peninsula Gaming Partners, LLC, a Delaware limited liability company ("PGP"). DJL had two direct wholly owned subsidiaries, (i) Penninsula Gaming Corp., which had no assets or operations and was formed solely to facilitate the offering of DJL's 12 1/4% Senior Secured Notes due 2006 (the "DJL Notes"), and (ii) OED Acquisition, LLC, a Delaware limited liability company ("OEDA"), and the parent company of The Old Evangeline Downs, L.L.C., a Louisiana limited liability company ("OED"), that currently owns and operates a horse track in Lafayette, Louisiana and is constructing a new casino and racetrack facility in St. Landry Parish, Louisiana (the "racino project"). The Old Evangeline Downs Capital Corp. was a wholly owned subsidiary of OED which has no assets or operations and was formed solely to facilitate the offering by OED of its 13% Senior Secured Notes due 2010 with Contingent Interest (the "OED Notes").

On June 16, 2004, a corporate restructuring occurred, which is reflected in these consolidated financial statements, pursuant to which Peninsula Gaming, LLC, a Delaware limited liability company (the "Company"), became a new direct parent company of DJL, OED and Peninsula Gaming Corp. ("PGC", formerly known as The Old Evangeline Downs Capital Corp.), a Delaware limited liability company. The Company is a wholly owned subsidiary of PGP. In connection with the corporate restructuring, OEDA became a sister company to the Company and a wholly owned subsidiary of PGP in a corporate spin-off which was recorded as a distribution on June 16, 2004 of $0.3 million.

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

The financial statements contained herein should be read in conjunction with the audited financial statements and accompanying notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Accordingly, footnote disclosure which would substantially duplicate the disclosure in the audited financial statements have been omitted in the accompanying unaudited financial statements.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RESTRICTED INVESTMENTS--As of December 31, 2003, OED had approximately $15.8 million invested in government securities with original maturities of greater than 90 days from the date of initial investment. These investments were classified as held-to-maturity and had contractual maturities of $8.0 million on both February 15, 2004 and August 15, 2004. Proceeds from the maturity of the investments on February 15, 2004 were used to help make the payment of fixed interest on the OED Notes due March 1, 2004 in accordance with the terms of the Cash Collateral and Disbursement Agreement, dated February 25, 2003, among OED, U.S. Bank National Association (as trustee and disbursement agent) and an independent construction consultant (the "Cash Collateral and Disbursement Agreement"). As a result of the refinancing of the OED Notes on April 16, 2004 (see Note 4), the Cash Collateral and Disbursement Agreement was cancelled and, therefore, the restricted investments were no longer required. Therefore, during May 2004, the remaining restricted investments of approximately $7.9 million were redeemed.

RESTRICTED CASH--RACINO PROJECT--"Restricted cash--racino project" represented unused proceeds from the sale of the OED Notes, the use and disbursement of which were restricted to the design, development, construction, equipping and opening of the racino in accordance with the Cash Collateral and Disbursement Agreement. As of December 31, 2003, OED had $14.4 million in cash equivalents deposited in a construction disbursement account, $0.2 million in cash equivalents deposited in an interest reserve account that were to be used toward payment of fixed interest on the OED Notes, $5.0 million in cash equivalents deposited in a completion reserve account that were to be used to fund potential cost overruns and contingency amounts with respect to the design, development, construction, equipping and opening of the racino and $0.4 million in cash in a local financial institution. The funds deposited in these accounts were invested in cash or securities that are readily convertible to cash. As a result of the refinancing of the OED Notes on April 16, 2004 (see Note 4), the Cash Collateral and Disbursement Agreement was terminated and, therefore, the restricted cash - Racino Project was no longer required.


DEFERRED FINANCING COSTS - As of June 30, 2004, the Company incurred approximately $12.1 million of fees and expenses related to the refinancing of the DJL Notes and the OED Notes and approximately $1.3 million of fees and expenses related to the refinancing of (i) DJL's senior secured credit facility with Wells Fargo Foothill, Inc. dated February 23, 2001 (as amended, the "DJL Credit Facility"), (ii) OED's $15.0 million senior secured credit facility with Wells Fargo Foothill dated June 24, 2003 (as amended, the "OED Credit Facility"), and (iii) OED's $16.0 million FF&E credit facility with Wells Fargo Foothill dated September 22, 2003 (the "OED FF&E Facility"), which refinancings were consummated in the second quarter (see Note 4 for further discussion on the refinancings).


GOODWILL AND OTHER INTANGIBLE ASSETS--At June 30, 2004 and December 31, 2003, "Goodwill" and "Other intangibles" consists of goodwill, licensing costs and the acquired trade name associated with the purchase of the Diamond Jo and OED. To the extent the purchase price exceeded the fair value of the net identifiable assets acquired, such excess has been recorded as goodwill. Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" provides that goodwill and indefinite lived intangible assets will no longer be amortized but will be reviewed at least annually for impairment and written down and charged to income when their recorded value exceeds their estimated fair value.


During the first quarter of 2004 and 2003, the Company performed its annual impairment test on goodwill in accordance with SFAS No. 142 and determined that the estimated fair value of the Diamond Jo exceeded its carrying value as of that date. Based on that review, management determined that there was no impairment of goodwill.


As of June 30, 2004 and December 31, 2003, the Company had approximately $32.4 million of "Other intangibles" on its balance sheet summarized as follows (in millions):

                                                        JUNE 30,   DECEMBER 31,
                                                          2004         2003
                                                       ---------   -----------

    Slot Machine and Electronic Video Game Licenses    $    28.6    $    28.5
    Tradename                                                2.5          2.5
    Horse Racing Licenses                                    1.3          1.3
                                                       ---------    ---------
    Total                                              $    32.4    $    32.3
                                                       ==========   =========

For purposes of the valuations set forth above, each of the identified intangible assets were treated as having indefinite lives and valued separately. The methodology employed by an independent valuation specialist to arrive at the initial valuations required evaluating the fair market value of the existing horse racing business on a stand-alone basis without taking into account any right to obtain slot machine and electronic video game licenses. Such valuation was based in part upon other transactions in the industry and OED's historical results of operations. A value was also derived for the trade name using market based royalty rates. A significant portion of the purchase price is attributable to the slot machine and electronic video game license rights, which were valued based upon the market value paid by other operators and upon projected cash flows from operations. The valuations were updated by management in the first quarter of 2004 indicating no impairment. These valuations and related intangible assets are subject to impairment by, among other things, significant changes in the gaming tax rates in Louisiana, significant new competition which could substantially reduce profitability, non-renewal of OED's racing or gaming licenses due to regulatory matters, changes to OED's trade name or the way OED's trade name is used in connection with its business and regulatory changes that could adversely affect OED's business by, for example, limiting or reducing the number of slot machines or video poker machines that they are permitted to operate.

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


CONCENTRATIONS OF RISK--The Company maintains deposit accounts at three banks. At June 30, 2004 and December 31, 2003, and various times during the periods then ended, the balance at the banks exceeded the maximum amount insured by the Federal Deposit Insurance Corporation. Credit risk is managed by monitoring the credit quality of the banks.

The Company's customer base is concentrated in eastern Iowa and southwest Louisiana.


RECLASSIFICATIONS--Certain prior year amounts have been reclassified to conform with the current period presentation.

3.  PROPERTY AND EQUIPMENT

Property and equipment of the Company and its subsidiaries at June 30, 2004 and December 31, 2003 is summarized as follows:

                                                            JUNE 30,              DECEMBER 31,
                                                              2004                    2003
                                                         --------------         ---------------

        Land and land improvements                       $  13,607,423          $  13,686,570
        Buildings and improvements                          54,464,061             51,991,698
        Riverboats and improvements                          8,309,254              8,305,022
        Furniture, fixtures and equipment                   30,036,359             28,472,602
        Computer equipment                                   5,668,092              5,196,966
        Vehicles                                               176,235                176,235
        Construction in progress                            17,433,440              6,034,867
                                                        ---------------         --------------
        Subtotal                                           129,694,864            113,863,960
        Accumulated depreciation                           (17,232,502)           (11,386,615)
                                                        ---------------         --------------
        Property and equipment, net                     $  112,462,362          $ 102,477,345
                                                        ===============         ==============


4.   DEBT


The debt of the Company and its subsidiaries consists of the following:

                                                            JUNE 30,              DECEMBER 31,
                                                              2004                    2003
                                                        ---------------         --------------

8 3/4% Senior Secured Notes due April 15, 2012, net of
   discount of $3,200,611, secured by assets of DJL
   and OED.                                               $229,799,389

12 1/4% Senior Secured Notes due July 1, 2006, net of
   discount of $383,779, secured by assets of DJL.                              $  70,616,221


13% Senior Secured Notes of OED due March 1, 2010
   with Contingent Interest, net of discount of
   $120,794 and $2,276,564, secured by certain assets
   of OED.                                                   6,789,206            120,923,436

$35.0 million  revolving  line of credit under a Loan
   and Security Agreement of DJL and OED with Wells
   Fargo Foothill, Inc. dated June 16, 2004, interest
   rate at Prime + a margin of .5 - 1% (current rate
   of 5.25%), maturing June 16, 2008, secured by
   certain assets of DJL and OED.                           14,887,764

Term Loan under a Loan and Security Agreement of
   DJL and OED with Wells Fargo Foothill, Inc.
   dated June 16, 2004, interest rate at Prime + 2.5%
   (current rate of 6.75%), due in equal monthly
   installments of $333,333 beginning July 1, 2004,
   maturing June 16, 2008, secured by certain assets
   of OED.                                                 14,666,667

Line of Credit with Wells Fargo Foothill, Inc., interest
   rate at greater of LIBOR + 3% or Prime + .75%,
   however, at no time shall the interest rate be lower
   than 5.5% on outstanding balances of $10.0 million
   or less and 8.5% on outstanding balances greater than
   $10.0 million, secured by assets of the Diamond Jo.                             11,250,000




$15.0 million Loan and Security Agreement of OED with Wells
   Fargo Foothill, Inc., interest rate at Prime + 2.50%,
   secured by certain assets of OED.                                                5,104,301

$16.0 million Loan and Security Agreement of OED
    with Wells Fargo Foothill, Inc. ("FF&E Credit
    Facility"), interest rate at Prime + 2.50%, due
    in 48 equal monthly principal payments beginning
    on March 1, 2004, secured by certain assets of OED.                            12,532,493

Promissory note payable to third party, interest at
   4.75% payable monthly in arrears, annual principal
   payments of $550,000 due each October beginning in
   2004, secured by mortgage on certain real property
   of OED.                                                  3,850,000               3,850,000

Note payable to IGT, interest rate at 9.5%, monthly
   payments of principal and interest of $31,250,
   with final payment due July 1, 2005, secured by
   certain assets of OED.                                     357,208                 548,940

Preferred membership interests-redeemable, interest
   at 9%, due October 13, 2006.                             4,000,000               4,000,000
                                                        --------------          --------------

Total debt                                                274,350,234             228,825,391
Less current portion                                       (4,875,418)             (4,098,222)
                                                        --------------          --------------
Total long term debt                                     $269,474,816            $224,727,169
                                                        ==============          ==============

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

On April 16, 2004, DJL and Old Evangeline Downs Capital Corp. completed a Rule 144A private placement of $233 million principal amount of 8 3/4% Senior Secured Notes due 2012 (the "Peninsula Gaming Notes"). The Peninsula Gaming Notes were issued at a discount of approximately $3.3 million. Interest on the Peninsula
Gaming Notes is payable semi-annually on April 15 and October 15 of each year, beginning on October 15, 2004.

The Company used the net proceeds from the sale of the Peninsula Gaming Notes as follows (all payments based on outstanding balances as of April 16, 2004): (1) to irrevocably deposit funds into an escrow account to redeem all of the DJL Notes in an amount (including call premium and accrued interest) of approximately $79.9 million; (2) to repurchase approximately $116.3 million principal amount of OED Notes for an aggregate amount (including tender premium, accrued interest and contingent interest) of approximately $134.6 million; (3) to pay accrued distributions on DJL's outstanding preferred membership interests-redeemable of approximately $1.1 million; (4) to pay related fees and expenses of approximately $13.4 million; and (5) for general corporate purposes. As a result of the issuance of the Peninsula Gaming Notes, DJL incurred a loss of approximately $8.7 million consisting of the write-off of deferred financing fees of approximately $2.0 million, the payment of a call premium on the DJL Notes of approximately $5.7 million, interest on the DJL Notes of approximately $0.7 million and write-off of bond discount of approximately $0.3 million. In connection therewith, OED also incurred a loss of approximately $27.9 million consisting of the write-off of deferred financing fees of approximately $8.4 million, the payment of a tender premium on the OED Notes of approximately $16.3 million, write-off of bond discount of approximately $2.1 million and consent fees of approximately $1.1 million. In addition, OED and DJL wrote off $0.9 million of deferred financing fees related to the refinancing of the credit facilities discussed below.

The indenture governing the Peninsula Gaming Notes limits the Company's ability and the ability of its restricted subsidiaries to, among other things:

              o   incur more debt;

              o   pay dividends, redeem stock, or make other distributions;

              o   issue stock of restricted subsidiaries;

              o   make investments;

              o   create liens;

              o   enter into transactions with affiliates;

              o   merge or consolidate; and

              o   transfer or sell assets.

The Peninsula Gaming Notes are full and unconditional obligations of DJL as a co-issuer. The Company and PGC, also co-issuers, have no independent assets or operations. The Peninsula Gaming Notes are also guaranteed, subject to the prior lien of the Company's credit facility discussed below, by OED and OED has pledged its equity interests as collateral. Neither the Peninsula Gaming Notes nor the Company's credit facility limit OED's ability to transfer net assets to the Company; however, any such transfer is subject to regulatory approval.

On June 16, 2004, DJL and OED jointly entered into a Loan and Security Agreement with Wells Fargo Foothill, Inc. as the Arranger and Agent (the "PGL Credit Facility"). The PGL Credit Facility consists of a revolving credit facility which permits DJL and OED to request advances and letters of credit up to the lesser of the maximum revolver amount of $35 million (less amounts outstanding under letters of credit) and a specified borrowing base (the "Borrowing Base"). For the purposes of the PGL Credit Facility, the Borrowing Base is the lesser of the Combined EBITDA (as defined in the PGL Credit Facility) of OED and DJL for the twelve months immediately preceding the current month end multiplied by 150% and the Combined EBITDA of OED and DJL for the most recent quarterly period annualized multiplied by 150%. At June 30, 2004, the maximum revolver amount was $35.0 million. Immediately upon the closing of the PGL Credit Facility, the Company borrowed approximately $15.9 million to refinance outstanding obligations under the DJL Credit Facility and the OED Credit Facility and pay financing related fees and expenses. Advances under the PGL Credit Facility bear an interest rate based on the borrower's option of LIBOR plus a margin 3% -3.5% or Wells Fargo prime rate plus a margin of .5% -1% (current rate of 5.25%) however, at no time shall the interest rate be lower than 4%.

The PGL Credit Facility also contains a Term Loan in the amount of $14,666,667. The proceeds from the Term Loan were used to repay outstanding obligations under the FF&E Credit Facility. The Term Loan is secured by certain assets of OED and requires monthly payments of $333,333 starting July 1, 2004 until the full balance is paid, with a maturity no later than June 16, 2008. The Term Loan has an interest rate equal to the Wells Fargo prime rate plus 2.5% (current rate of 6.75%) however, at no time shall the interest rate be lower than 6%. Under the terms of the PGL Credit Facility, at closing the Company was required to issue a letter of credit in the amount of $3.2 million in favor of Wells Fargo related to the Term Loan.

DJL and OED are jointly and severally liable under the PGL Credit Facility, other than borrowings under the Term Loan for which OED is solely liable. Borrowings under the PGL Credit Facility, other than borrowings under the Term Loan, are collateralized by substantially all assets of OED and DJL. Borrowings under the Term Loan are collateralized by a separate lien on the furniture, fixtures and equipment of OED financed pursuant to the terms of the OED FF&E Facility. Borrowings under the PGL Credit Facility are guaranteed by the Company and PGC.

The PGL Credit Facility contains a number of restrictive covenants and agreements, including covenants that limit DJL's and OED's ability to, among other things: (1) incur more debt; (2) create liens; (3) enter into any merger, consolidation, reorganization, or recapitalization, or reclassify its capital stock; (4) dispose of certain assets; (5) guarantee debt of others; (6) pay dividends or make other distributions; (7) make investments; (8) enter into transactions with affiliates. The PGL Credit Facility also contains financial covenants including a minimum Combined EBITDA of OED and DJL, limitations to capital expenditure amounts at OED and DJL and minimum OED EBITDA plus the premium paid in connection with the April 2004 repurchase of a portion of the OED Notes.

As of June 30, 2004, the Company had $14.9 million and $14.7 million outstanding under the revolver portion and Term Loan portion of the PGL Credit Facility, respectively. In addition, as of June 30, 2004, the Company had outstanding letters of credit of approximately $3.5 million.

The DJL Credit Facility, the OED Credit Facility and the FF&E Credit Facility were terminated in connection with the refinancing discussed above.


5.  COMMITMENTS AND CONTINGENCIES

Under the Company's and PGP's operating agreements, the Company and PGP have agreed, subject to few exceptions, to indemnify and hold harmless our members, PGP and PGP members, as the case may be, from liabilities incurred as a result of their positions as our sole manager and as members of the Company or PGP, as the case may be.

As discussed in Note 2, in connection with the Trotter Purchase, OED is obligated to pay a contingent fee of one half of one percent (0.5%) of the net slot revenues generated by OED's racino located in St. Landry Parish, Louisiana, for a period of ten years commencing on December 19, 2003, the date the racino's casino opened to the general public.

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

6.  RELATED PARTY TRANSACTIONS

In  May  2004,  PGP  repurchased  147,553  units  of its  convertible  preferred membership interests from an unrelated third party for approximately $4.5 million. The repurchase was funded by a distribution of cash to PGP from DJL, one of its wholly-owned subsidiaries.

A board member of PGP was entitled to receive from OEDA board fees of $175,000 per year for services performed in his capacity as a board member. For the three and six months ended March 31, 2004, OEDA expensed $43,749 and $87,500, respectively, related to these board fees which have been included in "Management fees" in the "Condensed Consolidated Statement of Operations".

OED is a party to a consulting agreement with a board member of PGP. Under the consulting agreement, OED must pay to the board member a fee equal to 2.5% of OED's earnings before interest, taxes, depreciation, amortization and other non-recurring charges during the preceding calendar year commencing on January 1, 2004. Under the consulting agreement, the board member is also entitled to reimbursement of reasonable business expenses as approved by the board of managers of PGP. During the three and six months ended June 30, 2004, the board member received $212,625 and $425,250, respectively under his consulting agreement. Approximately $112,750 of this amount has been included in "Prepaid expenses" in the "Condensed Consolidated Balance Sheet" as of June 30, 2004 and $99,875 and $312,500 has been included in "Management fees" in the "Condensed Consolidated Statement of Operations" for the three and six months ended June 30, 2004, respectively.


7.  SEGMENT INFORMATION

Pursuant to the provisions of SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information," the Company has determined that it currently operates two reportable segments: (1) Iowa operations, which comprise the Diamond Jo riverboat casino in Iowa; and (2) Louisiana operations, which comprise the casino, racetrack and off-track betting facilities operated by OED in Louisiana.

The Company and the gaming industry use "EBITDA" and "Adjusted EBITDA" as means to evaluate performance. EBITDA and Adjusted EBITDA are not measurements determined in accordance with accounting principles generally accepted in the United States of America ("GAAP") and should not be considered as alternative to, or more meaningful than, the Company's net loss or income from operations, as indicators of its operating performance, or its cash flows from operating activities, as a measure of its liquidity or any other measure determined in accordance with GAAP. The definitions of EBITDA and Adjusted EBITDA may not be the same as those of similarly named measures used by other companies and are not the same as the definitions used in the indenture governing the Peninsula Gaming Notes or any of the Company's or its subsidiaries other debt agreements.

The table below presents information about reported segments as of and for the periods ended (in thousands):

                                                 NET REVENUES                                   NET REVENUES
                                          THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                         2004                   2003                    2004                  2003
                                     ------------            ------------           ------------          ------------

  Diamond Jo                         $   12,338              $   13,226             $   24,516            $   25,080
  Evangeline Downs                       24,228                   6,333                 47,615                10,150
                                     ------------            ------------           ------------          ------------
  Total                              $   36,566              $   19,559             $   72,131            $   35,230
                                     ============            ============           ============          ============

                                                ADJUSTED EBITDA                                ADJUSTED EBITDA
                                         THREE MONTHS ENDED JUNE 30,                      SIX MONTHS ENDED JUNE 30,
                                         2004                   2003                    2004                  2003
                                     ------------            ------------           ------------          ------------


  Diamond Jo                         $    3,704              $    4,306             $    7,409            $    7,934
  Evangeline Downs                        3,901                     400                  8,696                   766
                                     ------------            ------------           ------------          ------------
  Total Adjusted EBITDA (1)               7,605                   4,706                 16,105                 8,700
  Diamond Jo:
     Development expense.........           (38)                                           (59)
     Depreciation and
       amortization..............          (588)                   (751)                (1,165)               (1,503)
     Interest expense, net.......       (11,474)                 (2,722)               (14,282)               (5,453)
     Loss on sale of assets......                                   (17)                                        (105)
     Preferred member
       distributions.............                                   (90)                                        (181)
  Evangeline Downs:
     Depreciation and
       amortization..............        (2,372)                    (79)                (4,691)                 (146)
     Pre-opening expense.........           (51)                   (196)                  (272)                 (205)
     Management fees.............          (150)                                          (400)
     Interest expense, net.......       (32,617)                 (3,864)               (37,536)               (6,085)
                                     ------------            ------------           ------------          ------------
     Net loss to common members'
       interest..................       (39,685)                 (3,013)               (42,300)               (4,978)
                                     =============           =============          ============          ============


(1) Adjusted EBITDA is defined as net loss to common members' interest plus depreciation and amortization, pre-opening expense, net interest expense (including loss on early retirement of debt), development expense, loss on sale of assets, preferred member distributions and management fees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report. Some statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties as well as other risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2003. Should these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our future performance and actual results of operations may differ materially from those expected or intended. Unless the context requires otherwise, references to the Company refer to PGL, and references to "our", "us" and "we" refer to PGL, DJL, PGC and OED.

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We periodically evaluate our policies and the estimates and assumptions related to such policies. The critical accounting policies used in preparation of the Company's financial statements are described in Managements Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Actual results in these areas could differ from management's estimates. There have been no significant changes to the Company's critical accounting policies during the six months ended June 30, 2004.


RESULTS OF OPERATIONS

                                                 DIAMOND JO                                     OED


                                           THREE MONTHS ENDED JUNE 30,              THREE MONTHS ENDED JUNE 30,
                                            2004                 2003                 2004                   2003
                                        -------------       -------------         -------------         -------------

       Revenues:
         Casino                         $ 12,249,903        $ 13,196,976          $ 16,563,220
         Racing                                                                      6,494,040          $  5,810,395
         Food and beverage                   709,995             679,899             2,247,721               477,428
         Other                               104,394              59,831               303,690                44,904
         Less promotional
          allowances                        (726,691)           (710,186)           (1,380,603)
                                        -------------       -------------         -------------         -------------
         Net revenues                     12,337,601          13,226,520            24,228,068             6,332,727
                                        -------------       -------------         -------------         -------------
       Expenses:
         Casino                            5,237,675           5,446,088             9,077,925
         Racing                                                                      5,426,800             4,921,420
         Food and beverage                   668,102             665,174             1,855,119               203,952
         Boat operations                     545,986             575,000
         Other                               119,912              41,189               342,890                 6,757



         Selling, general and
         administrative                    2,061,937           2,193,552             3,624,248               800,142
         Depreciation and
           amortization                      587,632             750,840             2,371,519                78,784
         Pre-opening expense                                                            50,997               196,045
         Development expense                  37,961
         Management fees                                                               149,577
                                        -------------       -------------          ------------          ------------

         Total expenses                    9,259,205           9,671,843            22,899,075             6,207,100
                                        -------------       -------------          ------------          ------------

         Income from   operations       $  3,078,396        $  3,554,677           $ 1,328,993           $   125,627
                                        =============       =============          ============          ============



Three months ended June 30, 2004 Compared to Three months ended June 30, 2003

         Net revenues increased 86.9% to $36.6 million for the three months ended June 30, 2004 from $19.6 million for the three months ended June 30, 2003. Net revenues at OED increased $17.9 million to $24.2 million for the three months ended June 30, 2004 from $6.3 million for the three months ended June 30, 2003. Net revenues at OED increased due primarily to casino revenues of $16.6 million derived from OED's new racino which opened on December 19, 2003 and an increase in racing revenues of $0.7 million due to an increase in video poker revenues of approximately $0.7 million at OED's renovated OTB in Port Allen, Louisiana. Net revenues at the Diamond Jo decreased $0.9 million to $12.3 million for the three months ended June 30, 2004 from $13.2 million for the three months ended June 30, 2003. This decrease in net revenues at the Diamond Jo is due to a decrease in slot revenue of 4.1%, or $0.4 million, for the three months ended June 30, 2004 compared to the three months ended June 30, 2003, primarily due to a decrease in coin-in of 6.4% over the same period. In addition, table game revenues at the Diamond Jo decreased 27.8%, or $0.5 million, for the three months ended June 30, 2004 compared to the three months ended June 30, 2003, primarily due to a decrease in hold percentage to 16.8% for the three months ended June 30, 2004 compared to 21.6% during the three months ended June 30, 2003. Had our hold percentage remained consistent with the prior year, table game revenues would have decreased 7.2%, or $0.1 million based on our actual drop during the three months ended June 30, 2004.

         Overall casino revenues increased $15.6 million to $28.8 million for the three months ended June 30, 2004 from $13.2 million for the three months ended June 30, 2003. Casino revenues of $16.6 million at OED consisted solely of revenues from slot machines at OED's recently opened racino. Casino win per gaming position per day at OED was $112 for the three months ended June 30, 2004. Casino revenues at the Diamond Jo decreased 7.2% to $12.2 million for the three months ended June 30, 2004 from $13.2 million for the three months ended June 30, 2003. This decrease was due to a 4.1% decrease in slot revenues and a 27.8% decrease in table game revenues as discussed above. Casino revenues at the Diamond Jo were derived 89.8% from slot machines and 10.2% from table games for the three months ended June 30, 2004 compared to 86.9% from slot machines and 13.1% from table games for the three months ended June 30, 2003. Our slot win per unit per day at the Diamond Jo decreased 9.3% to $153 for the three months ended June 30, 2004 from $169 for the three months ended June 30, 2003. Our admissions at the Diamond Jo for the three months ended June 30, 2004 increased 0.8% to 255,000 from 253,000 for the three months ended June 30, 2003. For the three months ended June 30, 2004 our casino win per admission at the Diamond Jo decreased 7.9% to $48 from $52 for the three months ended June 30, 2003.

         Racing revenues at OED increased $0.7 million to $6.5 million for the three months ended June 30, 2004 from $5.8 million for the three months ended June 30, 2003. The increase in racing revenues is due to an increase in video poker revenues of $0.7 million resulting from OED's Port Allen OTB facility renovation and the installation of 100 video poker machines during the second quarter of 2003.

         Net food and beverage revenues, other revenues and promotional allowances increased $0.7 million during the three months ended June 30, 2004 compared to the three months ended June 30, 2003 due primarily to food and beverage revenues generated from OED's new racino.

         Overall casino expenses increased $8.9 million to $14.3 million for the three months ended June 30, 2004 from $5.4 million for the three months ended June 30, 2003. Casino expenses of $9.1 million at OED primarily related to purse supplements and gaming taxes, which are based on net casino revenues, and casino related payroll. Casino operating expenses at the Diamond Jo decreased 4.0%, or $0.2 million, to $5.2 million for the three months ended June 30, 2004 from $5.4 million for the three months ended June 30, 2003 due primarily to a decrease in gaming taxes at the Diamond Jo of approximately $0.2 million associated with our decrease in casino revenues.

         Racing expenses increased 10.3% to $5.4 million for the three months ended June 30, 2004 from $4.9 million for the three months ended June 30, 2003 due primarily to an increase in franchise fees, purse supplements and operating expenses of $0.5 million related to OED's video gaming devices at its renovated OTB in Port Allen, Louisiana.

         Food and beverage expenses increased $1.6 million to $2.5 million for the three months ended June 30, 2004 from $0.9 million for the three months ended June 30, 2003 due primarily to an increase in food and beverage expenses at OED of $1.7 million related to the opening of OED's new racino. Boat operation expenses at the Diamond Jo were substantially unchanged at $0.6 million for the three months ended June 30, 2004 and 2003. Other expenses increased $0.4 million due primarily to costs associated with OED's new outdoor entertainment venue.

         Selling, general and administrative expenses increased $2.7 million to $5.7 million for the three months ended June 30, 2004 from $3.0 million for the three months ended June 30, 2003. This increase was due primarily to an increase in general and administrative expenses at OED of $2.8 million due primarily to payroll, marketing and other general and administrative expenses associated with the new racino.

         Depreciation and amortization expenses increased $2.1 million to $2.9 million for the three months ended June 30, 2004 from $0.8 million for the three months ended June 30, 2003 due to depreciation of property and equipment at OED's racino of approximately $2.1 million during the three months ended June 30, 2004.

         Pre-opening expenses of $0.1 million and $0.2 million for the three months ended June 30, 2004 and 2003, respectively, relate to expenses incurred by OED with respect to start-up activities surrounding the racino project, including pre-opening costs associated with the continued construction of the racetrack portion of the project. Management fees of $0.1 million during the three months ended June 30, 2004 relate to management fees and board of director fees paid to related parties.

         Net interest expense, including loss on early retirement of debt and interest expense related to DJL's redeemable preferred member interests, increased $37.5 million to $44.1 million for the three months ended June 30, 2004 from $6.6 million for the three months ended June 30, 2003. This increase is primarily due to the loss on early retirement of debt of $37.6 million related to our debt refinancing activities discussed below under Liquidity and Capital Resources. Interest expense of approximately $0.3 million and $0.4 million was capitalized as part of our construction of the racino during the three months ended June 30, 2004 and 2003, respectively.

                                                 DIAMOND JO                                     OED

                                            SIX MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                            2004                 2003                 2004                 2003
                                        -------------       -------------         -------------       -------------
       Revenues:
         Casino                         $ 24,344,147        $ 24,979,954          $ 34,662,325
         Racing                                                                     10,859,643        $  9,454,725
         Food and beverage                 1,397,404           1,366,735             4,378,111             629,869
         Other                               163,262              97,246               445,939              65,467
         Less promotional
           allowances                     (1,389,213)         (1,364,413)           (2,730,554)
                                        -------------       -------------         -------------       -------------
         Net revenues                     24,515,600          25,079,522            47,615,464          10,150,061
                                        -------------       -------------         -------------       -------------

       Expenses:
         Casino                           10,496,314          10,459,803            18,873,024
         Racing                                                                      8,931,186           7,768,167
         Food and beverage                 1,298,973           1,320,659             3,505,613             279,507
         Boat operations                   1,119,047           1,142,348
         Other                               143,073              44,363               444,724              12,256
         Selling, general and
           administrative                  4,049,261           4,178,070             7,164,971           1,323,823
         Depreciation and
           amortization                    1,164,666           1,502,745             4,690,548             145,895
         Pre-opening expense                                                           272,280             204,921
         Development expense                  59,231
         Management fees                                                               400,000
                                        -------------       -------------         -------------       -------------

         Total expenses                   18,330,565          18,647,988            44,282,346           9,734,569
                                        -------------       -------------         -------------       -------------

         Income from operations         $  6,185,035        $  6,431,534          $  3,333,118        $    415,492
                                        =============       =============         =============       =============


Six months ended June 30, 2004 Compared to Six months ended June 30, 2003

         Net revenues increased 104.7% to $72.1 million for the six months ended June 30, 2004 from $35.2 million for the six months ended June 30, 2003. Net revenues at OED increased $37.5 million to $47.6 million for the six months ended June 30, 2004 from $10.1 million for the six months ended June 30, 2003. Net revenues at OED increased due primarily to casino revenues of $34.7 million derived from OED's new racino which opened on December 19, 2003 and an increase in racing revenues of $1.4 million due to an increase in video poker revenues of approximately $1.4 million at OED's renovated OTB in Port Allen, Louisiana. Net revenues at the Diamond Jo decreased $0.6 million to $24.5 million for the six months ended June 30, 2004 from $25.1 million for the six months ended June 30, 2003. This decrease in net revenues at the Diamond Jo is due to a decrease in slot revenue of 0.7%, or

$0.1 million, for the six months ended June 30, 2004 compared to the six months ended June 30, 2003, primarily due to a decrease in coin-in of 2.1% over the same period. In addition, table game revenues at the Diamond Jo decreased 15.2%, or $0.5 million, for the six months ended June 30, 2004 compared to the six months ended June 30, 2003, primarily due to a decrease in hold percentage to 19.1% for the six months ended June 30, 2004 compared to 21.2% during the six months ended June 30, 2003. Had our hold percentage remained consistent with the prior year, table game revenues would have decreased 5.9%, or $0.2 million based on our actual drop during the six months ended June 30, 2004.

         Overall casino revenues increased $34.0 million to $59.0 million for the six months ended June 30, 2004 from $25.0 million for the six months ended June 30, 2003. Casino revenues of $34.7 million at OED consisted solely of revenues from slot machines at OED's recently opened racino. Casino win per gaming position per day at OED was $121 for the six months ended June 30, 2004. Casino revenues at the Diamond Jo decreased 2.5% to $24.3 million for the six months ended June 30, 2004 from $25.0 million for the six months ended June 30, 2003. This decrease was due to a 0.7% decrease in slot revenues and a 15.2% decrease in table game revenues as discussed above. Casino revenues at the Diamond Jo were derived 88.7% from slot machines and 11.3% from table games for the six months ended June 30, 2004 compared to 87.1% from slot machines and 12.9% from table games for the six months ended June 30, 2003. Our slot win per unit per day at the Diamond Jo decreased 5.6% to $152 for the six months ended June 30, 2004 from $161 for the six months ended June 30, 2003. Our admissions at the Diamond Jo for the six months ended June 30, 2004 increased 1.0% to 488,000 from 483,000 for the six months ended June 30, 2003. For the six months ended June 30, 2004 our casino win per admission at the Diamond Jo decreased 3.8% to $50 from $52 for the six months ended June 30, 2003.

         Racing revenues at OED increased $1.4 million to $10.9 million for the six months ended June 30, 2004 from $9.5 million for the six months ended June 30, 2003. The increase in racing revenues is due to an increase in video poker revenues of $1.4 million resulting from OED's Port Allen OTB facility renovation and the installation of 100 video poker machines during the second quarter of 2003.

         Net food and beverage revenues, other revenues and promotional allowances increased $1.5 million during the six months ended June 30, 2004 compared to the six months ended June 30, 2003 due primarily to food and beverage revenues generated from OED's new racino.

         Overall casino expenses increased $18.9 million to $29.4 million for the six months ended June 30, 2004 from $10.5 million for the six months ended June 30, 2003. Casino expenses of $18.9 million at OED primarily related to purse supplements and gaming taxes, which are based on net casino revenues, and casino related payroll.

         Racing expenses increased 15.0% to $8.9 million for the six months ended June 30, 2004 from $7.8 million for the six months ended June 30, 2003 due primarily to (i) an increase in franchise fees, purse supplements and operating expenses of $0.9 million related to OED's video gaming devices at its renovated OTB in Port Allen, Louisiana and (ii) admission fees related to the OTB located at the racino of approximately $0.1 million (under current Louisiana law, OED must pay $0.25 to the Louisiana State Racing Commission per patron entering a building in which OED has an OTB, including the new racino).

         Food and beverage expenses increased $3.2 million to $4.8 million for the six months ended June 30, 2004 from $1.6 million for the six months ended June 30, 2003 due primarily to an increase in food and beverage expenses at OED of $3.2 million related to the opening of OED's new racino. Boat operation expenses at the Diamond Jo were substantially unchanged at $1.1 million for the six months ended June 30, 2004 and 2003. Other expenses increased $0.5 million due primarily to costs associated with OED's new outdoor entertainment venue.

         Selling, general and administrative expenses increased $5.7 million to $11.2 million for the six months ended June 30, 2004 from $5.5 million for the six months ended June 30, 2003. This increase was due primarily to an increase in general and administrative expenses at OED of $5.8 million due primarily to payroll, marketing and other general and administrative expenses associated with the new racino.

         Depreciation and amortization expenses increased $4.2 million to $5.9 million for the six months ended June 30, 2004 from $1.7 million for the six months ended June 30, 2003 due to depreciation of property and equipment at OED's racino of approximately $4.2 million during the six months ended June 30, 2004. During the first quarter of 2004, we performed our annual impairment test on goodwill and indefinite life intangible assets in accordance with SFAS No.
142. Based on that review, management determined that there was no impairment of goodwill and indefinite life intangible assets.

         Pre-opening expenses of $0.3 million and $0.2 million for the six months ended June 30, 2004 and 2003, respectively, relate to expenses incurred by OED with respect to start-up activities surrounding the racino project, including pre-opening costs associated with the continued construction of the racetrack portion of the project. Management fees of $0.4 million during the six months ended June 30, 2004 relate to management fees and board of director fees paid to related parties.

         Net interest expense, including loss on early retirement of debt and interest expense related to DJL's redeemable preferred member interests, increased $40.3 million to $51.8 million for the six months ended June 30, 2004 from $11.5 million for the six months ended June 30, 2003. This increase is primarily due to the loss on early retirement of debt of $37.6 million related to our debt refinancing activities discussed below under Liquidity and Capital Resources. The remaining difference is primarily related to the timing of the offering of the OED Notes, which occurred on February 25, 2003. Interest expense of approximately $0.5 million and $0.5 million was capitalized as part of our construction of the racino during the six months ended June 30, 2004 and 2003, respectively.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating, Investing and Financing Activities

         Our cash balance increased $6.4 million during the six months ended June 30, 2004 to $27.6 million from $21.2 million at December 31, 2003.

         Cash flows from operating activities declined by $29.9 million to a use of $27.0 million for the six months ended June 30, 2004 compared to a positive $2.9 million for the six months ended June 30, 2003. The decline is primarily due to tender and call premiums paid on early retirement of debt of $22.0 million, increased payments of accrued expenses of $9.6 million primarily due to payments of accrued interest and increased payments to our restricted cash account for purse settlements due to OED's new racino operations of $2.0 million, partially offset by higher non-cash depreciation and amortization expense of $4.2 million due to depreciation of property and equipment at OED.

         Cash flows from investing activities for the six months ended June 30, 2004 was $10.0 million consisting of cash inflows of (i) draws from restricted cash accounts held by the trustee of the OED Notes of approximately $20.0 million and (ii) cash proceeds from the maturity of restricted investments of $15.8 million. These cash inflows were offset by (i) payments of approximately $24.3 million for construction, architecture fees and other development costs associated with the racino project and (ii) cash outflows of approximately $1.4 million used for capital expenditures mainly related to the purchase of new slot machines at DJL and conversions of slot machines at OED to incorporate ticket-in, ticket-out technology, which we believe enhances customer service, produces operating efficiencies and eliminates hopper fills and the down time associated with them. We expect additional capital expenditures at DJL and OED (other than the capital expenditures related to the racino project) to be approximately $2.1 million and $0.9 million, respectively, for the year ended December 31, 2004. We expect to meet our regulatory requirements for the racino project for fiscal 2004 with related additional capital expenditures of approximately $6.0 million. Consistent with our regulatory requirements, we also expect to continue construction on our turf track during fiscal 2005.

         Cash flows from financing activities for the six months ended June 30, 2004 of $23.5 million reflects (i) net proceeds from the offering of the Peninsula Gaming Notes of approximately $229.7 million, (ii) proceeds from advances under the revolver portion of the PGL Credit Facility of approximately $15.9 million, (iii) proceeds from the initial draw under the Term Loan portion of the PGL Credit Facility of approximately $14.7 million and (iv) proceeds from OED's draws under the OED FF&E Facility of $3.5 million. These proceeds were offset by (i) redemption of $71.0 million aggregate principal amount of DJL
Notes, (ii) redemption of $116.3 million aggregate principal amount of OED Notes, (iii) aggregate principal payments on borrowings under the OED FF&E Facility of $16.0 million, (iv) aggregate principal payments on borrowings under the DJL Credit Facility of $11.3 million, (v) aggregate principal payments on borrowings under the OED Credit Facility of $5.1 million, (vi) aggregate principal payments on borrowings under the revolver portion of the PGL Credit Facility of $1.0 million, (vii) aggregate principal payments on notes payable of $0.2 million, (viii) payment of fees and expenses associated with the offering of the Peninsula Gaming Notes and the consummation of the PGL Credit Facility of approximately $13.3 million and (ix) member distributions of approximately $6.1 million.

         As of June 30, 2004, the Company had $14.9 million and $14.7 million outstanding under the revolver portion and Term Loan portion of the PGL Credit Facility, respectively. In addition, as of June 30, 2004, the Company had outstanding letters of credit of approximately $3.5 million.

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

         On April 16, 2004, DJL and Old Evangeline Downs Capital Corp. completed a Rule 144A private placement of $233 million principal amount of 8 3/4% Senior Secured Notes due 2012 (the "Peninsula Gaming Notes"). The Peninsula Gaming Notes were issued at a discount of approximately $3.3 million. Interest on the Peninsula Gaming Notes is payable semi-annually on April 15 and October 15 of each year, beginning on October 15, 2004.

         We used the net proceeds from the sale of the Peninsula Gaming Notes as follows (all payments based on outstanding balances as of April 16, 2004): (1) to irrevocably deposit funds into an escrow account to redeem all of the DJL Notes in an amount (including call premium and accrued interest) of approximately $79.9 million; (2) to repurchase approximately $116.3 million principal amount of OED Notes for an aggregate amount (including tender premium, accrued interest and contingent interest) of approximately $134.6 million; (3) to pay accrued distributions on DJL's outstanding preferred membership interests-redeemable of approximately $1.1 million; (4) to pay related fees and expenses of approximately $13.4 million; and (5) for general corporate purposes. As a result of the issuance of the Peninsula Gaming Notes, DJL incurred a loss of approximately $8.7 million consisting of the write-off of deferred financing fees of approximately $2.0 million, the payment of a call premium on the DJL Notes of approximately $5.7 million, interest on the DJL Notes of approximately $0.7 million and write-off of bond discount of approximately $0.3 million. In connection therewith, OED also incurred a loss of approximately $27.9 million consisting of the write-off of deferred financing fees of approximately $8.4 million, the payment of a tender premium on the OED Notes of approximately $16.3 million, write-off of bond discount of approximately $2.1 million and consent fees of approximately $1.1 million. In addition, the Company wrote off $0.9 million of deferred financing fees related to the credit facilities discussed below.

         On June 16, 2004, DJL and OED jointly entered into a Loan and Security Agreement with Wells Fargo Foothill, Inc. as the Arranger and Agent (the "PGL Credit Facility"). The PGL Credit Facility consists of a revolving credit facility which permits DJL and OED to request advances and letters of credit up to the lesser of the maximum revolver amount of $35 million (less amounts outstanding under letters of credit) and a specified borrowing base (the "Borrowing Base"). For the purposes of the PGL Credit Facility, the Borrowing Base is the lesser of the Combined EBITDA (as defined in the PGL Credit Facility) of OED and DJL for the twelve months immediately preceding the current month end multiplied by 150% and the Combined EBITDA of OED and DJL for the most recent quarterly period annualized multiplied by 150%. At June 30, 2004, the maximum revolver amount was $35.0 million. Immediately upon the closing of the PGL Credit Facility, the Company borrowed approximately $15.9 million to refinance outstanding obligations under the DJL Credit Facility and the OED Credit Facility and pay financing related fees and expenses. Advances under the PGL Credit Facility bear an interest rate based on the borrower's option of LIBOR plus a margin 3% -3.5% or Wells Fargo prime rate plus a margin of .5% -1% (current rate of 5.25%) however, at no time shall the interest rate be lower than 4%.

         The PGL Credit Facility also contains a Term Loan in the amount of $14,666,667. The proceeds from the Term Loan were used to repay outstanding obligations under the FF&E Credit Facility. The Term Loan is secured by certain assets of OED and requires monthly payments of $333,333 starting July 1, 2004 until the full balance is paid, with a maturity no later than June 15, 2008. The Term Loan has an interest rate equal to the Wells Fargo prime rate plus 2.5% (current rate of 6.75%) however, at no time shall the interest rate be lower than 6%. Under the terms of the PGL Credit Facility, at closing OED was required to issue a letter of credit in the amount of $3.2 million in favor of Wells Fargo related to the Term Loan.

         We currently have the following sources of funds for our business: (i) cash flows from OED's existing racetrack operations and casino operations, (ii) cash flows from DJL's existing casino operations, and (iii) available borrowings under the PGL Credit Facility.

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

         Subject to the foregoing, we believe that cash and cash equivalents, cash generated from operations and available borrowings under our existing credit facility will be sufficient to satisfy our working capital and capital expenditure requirements, and satisfy our other current debt service requirements, including interest payments on the Peninsula Gaming Notes and the OED Notes, for the next twelve months. If cash and cash equivalents on-hand or cash we are able to generate or borrow are insufficient to meet our obligations, we may have to refinance our debt or sell some or all of our assets to meet our obligations.

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

         We are exposed to interest rate risk due to changes in interest rates with respect to our long-term variable interest rate debt borrowing under the PGL Credit Facility. As of June 30, 2004, the Company had $29.6 million in borrowings under the PGL Credit Facility, including borrowings under the Term Loan, that have variable interest rates. We have estimated our market risk exposure using sensitivity analysis. We have defined our market risk exposure as the potential loss in future earnings and cash flow with respect to interest rate exposure of our market risk sensitive instruments assuming a hypothetical increase in market rates of interest of one percentage point. Assuming the Company borrows the maximum amount allowed under the PGL Credit Facility (currently an aggregate amount of $49.7 million), if market rates of interest on our variable rate debt increased by one percentage point, the estimated additional annual interest expense would be approximately $0.5 million.

         We are also exposed to fair value risk due to changes in interest rates with respect to our long-term fixed interest rate debt borrowings. Our fixed rate debt instruments are not generally affected by a change in the market rates of interest, and therefore, such instruments generally do not have an impact on future earnings. However, future earnings and cash flows may be impacted by changes in interest rates related to indebtedness incurred to fund repayments as such fixed rate debt matures. The following table contains information relating to our fixed rate debt borrowings as of June 30, 2004 (dollars in millions):

                                                                        FIXED
                                                                       INTEREST      CARRYING
DESCRIPTION                                         MATURITY             RATE          VALUE      FAIR VALUE
                                                    --------           --------      --------     ----------

8 3/4% Senior Secured Notes of PGL                April 15, 2012        8 3/4%       $ 229.8       $ 219.0*
13% Senior Secured Notes with
   Contingent Interest of OED                     March 1, 2010            13%       $   6.8       $   6.9
Note Payable                                     October 1, 2010        4 3/4%           3.9           3.9
Note Payable                                      July 1, 2005          9 1/2%           0.4           0.4
Preferred Membership Interests - Redeemable     October 13, 2006            9%           4.0           4.0

_________
   *  Represents fair value as of June 30, 2004 based on information provided by an independentinvestment banking firm.


ITEM 4.  CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15) as of June 30, 2004, have concluded that as of such date the Company's disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

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


ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES


         None.

ITEM 4.  SUBMISSION OF MATTERS FOR A VOTE OF SECURITY HOLDERS


         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

EXHIBIT
NUMBER                              DESCRIPTION
--------  ----------------------------------------------------------------------

  2.1 Certificate of Dissolution of Peninsula Gaming Corporation, dated June 17, 2004 - incorporated herein by reference to Exhibit 2.1 of the Company's Form S-4 filed July 30, 2004.

  3.1A Certificate of Formation of Peninsula Gaming Company, LLC - incorporated herein by reference to Exhibit 3.1A of Peninsula Gaming Company, LLC's Form S-4 filed October 12, 1999. (With regard to applicable cross-references in this registration statement, Peninsula Gaming Company, LLC's Form S-4, Current, Quarterly and Annual Reports were filed with the SEC under File No. 333-88829).

  3.1B Amendment to Certificate of Formation of Peninsula Gaming Company, LLC -- incorporated herein by reference to Exhibit 3.1B of Peninsula Gaming Company, LLC's Form S-4 filed October 12, 1999.

  3.1C Certificate of Amendment to the Certificate of Formation of Peninsula Gaming Company, LLC, dated March 10, 2004 -- incorporated herein by reference to Peninsula Gaming Company, LLC's Quarterly Report on Form 10-Q filed May 14, 2004.

  3.2 Amended and Restated Operating Agreement of Peninsula Gaming Company, LLC - incorporated herein by reference to Exhibit 3.2 of Peninsula Gaming Company, LLC's Form S-4 filed on October 12, 1999.

EXHIBIT
NUMBER                              DESCRIPTION
--------  ----------------------------------------------------------------------

  3.3A Certificate of Formation of Peninsula Casinos, LLC, dated February 27, 2004 -- incorporated herein by reference to Exhibit 3.3A of the Company's Form S-4 filed July 30, 2004.

  3.3B Certificate of Amendment to the Certificate of Formation of Peninsula Casinos, LLC, dated March 10, 2004 -- incorporated herein by reference to Exhibit 3.3B of the Company's Form S-4 filed July 30, 2004.

  3.4 Operating Agreement of Peninsula Gaming, LLC (formerly known as Peninsula Casinos, LLC), dated June 14, 2004 -- incorporated herein by reference to Exhibit 3.4 of the Company's Form S-4 filed July 30, 2004.

  3.5A Certificate of Incorporation of The Old Evangeline Downs Capital Corp., dated January 20, 2003- incorporated herein by reference to
          Exhibit 3.4 of The Old Evangeline Downs Capital Corp.'s Form S-4 filed May 28, 2003. (With regard to applicable cross-references in this registration statement, The Old Evangeline Downs Capital Corp.'s Form S-4, Current, Quarterly and Annual Reports were filed with the SEC under File No. 333-105587).

  3.5B Certificate of Amendment to the Certificate of Incorporation of The Old Evangeline Downs Capital Corp., dated June 17, 2004- incorporated herein by reference to Exhibit 3.5B of the Company's Form S-4 filed July 30, 2004.

  3.6 By-laws of The Old Evangeline Downs Capital Corp. - incorporated herein by reference to Exhibit 3.5 of The Old Evangeline Downs Capital Corp.'s Form S-4 filed May 28, 2003.

  3.7 Amended and Restated Articles of Organization of The Old Evangeline Downs, L.L.C. (formerly The Old Evangeline Downs, L.C.), dated February 19, 2003- incorporated herein by reference to Exhibit 3.1 of The Old Evangeline Downs, L.L.C.'s Form S-4 filed May 28, 2003. (With regard to applicable cross-references in this registration statement, The Old Evangeline Downs, L.L.C.'s Form S-4 was filed with the SEC under File No. 333-105587).

  3.8A Amended and Restated Operating Agreement of The Old Evangeline Downs, L.L.C., dated as of January 30, 2003- incorporated herein by reference to Exhibit 3.2 of The Old Evangeline Downs, L.L.C.'s Form S-4 filed May 28, 2003.

  3.8B First Amendment to Amended and Restated Operating Agreement of The Old Evangeline Downs, L.L.C., dated as of May 21, 2003- incorporated herein by reference to Exhibit 3.3 of The Old Evangeline Downs, L.L.C.'s Form S-4 filed May 28, 2003.

  4.1 Specimen Certificate of Common Stock of Peninsula Gaming Corp. (formerly known as The Old Evangeline Downs Capital Corp.) -- incorporated herein by reference to Exhibit 4.1 of the Company's Form S-4 filed July 30, 2004.

  4.2A Indenture, dated July 15, 1999, by and among Peninsula Gaming Company, LLC, Peninsula Gaming Corporation and Firstar Bank of Minnesota, N.A., as trustee - incorporated herein by reference to Exhibit 4.2 of Peninsula Gaming Company, LLC's Form S-4 filed October 12, 1999.

EXHIBIT
NUMBER                              DESCRIPTION
--------  ----------------------------------------------------------------------

  4.2B First Supplemental Indenture, dated January 14, 2002, by and among Peninsula Gaming Company, LLC and Peninsula Gaming Corporation, as Issuers, the Subsidiary Guarantors referred to therein and U.S. Bank National Association, as trustee - incorporated herein by reference to
          Exhibit 4.3 of Peninsula Gaming Company, LLC's Form S-4 filed October 21, 1999.

  4.3A Indenture, dated February 25, 2003, by and among The Old Evangeline Downs, L.L.C., The Old Evangeline Downs Capital Corp. and U.S. Bank National Association- incorporated herein by reference to Exhibit 4.1 of The Old Evangeline Downs, L.L.C.'s Form S-4 filed May 28, 2003.

  4.3B Supplemental Indenture, dated as of March 25, 2004, by and among The Old Evangeline Downs, L.L.C., The Old Evangeline Downs Capital Corp. and U.S. Bank National Association --incorporated herein by reference to Exhibit 4.3B of the Company's Form S-4 filed July 30, 2004.

  4.4A Indenture, dated as of April 16, 2004, by and among Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC), The Old Evangeline Downs Capital Corp., the Subsidiary Guarantors named therein and U.S. Bank National Association -- incorporated herein by reference to
          Exhibit 4.4A of the Company's Form S-4 filed July 30, 2004.

  4.4B Supplemental Indenture among Peninsula Gaming, LLC, Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC), The Old Evangeline Downs Capital Corp. and U.S. Bank National Association, dated as of June 16, 2004 -- incorporated herein by reference to Exhibit 4.4B of the Company's Form S-4 filed July 30, 2004.

  4.5A Registration Rights Agreement, dated April 16, 2004, by and among Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC), The Old Evangeline Downs Capital Corp., the Guarantors named therein and Jefferies & Company, Inc. -- incorporated herein by reference to
          Exhibit 4.5A of the Company's Form S-4 filed July 30, 2004.

  4.5B Joinder of Peninsula Gaming, LLC, dated June 16, 2004, to the Registration Rights Agreement, dated April 16, 2004, by and among Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC), The Old Evangeline Downs Capital Corp., the Guarantors named therein and Jefferies & Company, Inc. -- incorporated herein by reference to
          Exhibit 4.5B of the Company's Form S-4 filed July 30, 2004.

  4.6A Pledge and Security Agreement, dated as of April 16, 2004, among Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC), The Old Evangeline Downs Capital Corp., OED Acquisition, LLC, Peninsula Gaming Corporation, The Old Evangeline Downs, L.L.C. and U.S. Bank National Association -- incorporated herein by reference to Exhibit 4.6A of the Company's Form S-4 filed July 30, 2004.

  4.6B Supplement to Security Agreement by Peninsula Gaming, LLC, dated June 16, 2004 -- incorporated herein by reference to Exhibit 4.6B of the Company's Form S-4 filed July 30, 2004.

  4.7 Trademark Security Agreement, dated April 16, 2004, by Diamond Jo, LLC in favor of U.S. Bank National Association -- incorporated herein by reference to Exhibit 4.7 of the Company's Form S-4 filed July 30, 2004.

  4.8 Form of 8 3/4% Senior Secured Notes due 2012 -- incorporated herein by reference to Exhibit 4.8 of the Company's Form S-4 filed July 30, 2004.

EXHIBIT
NUMBER                              DESCRIPTION
--------  ----------------------------------------------------------------------

  4.9A Intercreditor Agreement between U.S. Bank National Association and Wells Fargo Foothill, Inc., dated April 16, 2004 -- incorporated herein by reference to Exhibit 4.9A of the Company's Form S-4 filed July 30, 2004.

  4.9B Acknowledgement of Peninsula Gaming, LLC, dated June 16, 2004, to the Intercreditor Agreement between U.S. Bank National Association and Wells Fargo Foothill, Inc., dated April 16, 2004 -- incorporated herein by reference to Exhibit 4.9B of the Company's Form S-4 filed July 30, 2004.

 10.1A Employment Agreement, dated July 29, 2004 by and among Natalie Schramm and Peninsula Gaming, LLC - incorporated herein by reference to
          Exhibit 10.1 of the Company's Form S-4 filed July 30, 2004.

 10.1B Employment Agreement, dated July 14, 2004, by and among Jonathan Swain and Peninsula Gaming, LLC - incorporated herein by reference to
          Exhibit 10.1A of the Company's Form S-4 filed July 30, 2004.

 10.19 Loan and Security Agreement, dated as of June 16, 2004, by and among Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC), The Old Evangeline Downs, L.L.C. and Wells Fargo Foothill, Inc. - incorporated herein by reference to Exhibit 10.19 of the Company's Form S-4 filed July 30, 2004.

 10.20 Guarantor Security Agreement, dated as of June 16, 2004, by and among Peninsula Gaming, LLC, The Old Evangeline Downs Capital Corp. and Wells Fargo Foothill, Inc. - incorporated herein by reference to
          Exhibit 10.20 of the Company's Form S-4 filed July 30, 2004.

 10.21 Intercompany Subordination Agreement, dated as of June 16, 2004, by and among The Old Evangeline Downs, L.L.C., Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC), The Old Evangeline Downs Capital Corp., Peninsula Gaming, LLC and Wells Fargo Foothill, Inc. - incorporated herein by reference to Exhibit 10.21 of the Company's Form S-4 filed July 30, 2004.

 10.22 Management Fees Subordination Agreement, dated as of June 16, 2004, by and among The Old Evangeline Downs, L.L.C., The Old Evangeline Downs Capital Corp., Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC), OED Acquisition, LLC and Wells Fargo Foothill, Inc. - incorporated herein by reference to Exhibit 10.22 of the Company's Form S-4 filed July 30, 2004.

 10.23 Post Closing Letter, dated June 16, 2004, from Wells Fargo Foothill, Inc. to The Old Evangeline Downs, L.L.C. and Diamond Jo, LLC (formerly known as Peninsula Gaming Company, LLC) - incorporated herein by reference to Exhibit 10.23 of the Company's Form S-4 filed July 30, 2004.

 10.25 Guaranty by The Old Evangeline Downs Capital Corp. in favor of Wells Fargo Foothill, Inc., dated June 16, 2004 - incorporated herein by reference to Exhibit 10.25 of the Company's Form S-4 filed July 30, 2004.

 31.1 Certification of M. Brent Stevens, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 15d-l4 of the Securities Exchange Act, as amended.

 31.2 Certification of Natalie A. Schramm, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 15d-14 of the Securities Exchange Act, as amended.

 (b)  Reports on Form 8-K

         (1) Form 8-K, filed by Diamond Jo, LLC and Peninsula Gaming Corp., April 19, 2004.

              Item 7(c). Exhibits. Item 9.Regulation FD Disclosure. Press release, dated April 16, 2004, announcing.(i) the issuance by Diamond Jo, LLC's $233 million aggregate principal amount of 8 3/4% Senior Secured Notes due 2012, (ii) Diamond Jo, LLC's election to redeem all of its 12 1/4% Senior Secured Notes due 2006, and (iii) the purchase by The Old Evangeline Downs, LLC ("OED") for cash of $116,290,000 aggregate principal amount of its 13% Senior Secured Notes due 2010 tendered in its tender offer commenced on March 9, 2004.

         (2) Form 8-K, filed by Diamond Jo, LLC and Peninsula Gaming Corp. (formerly known as The Old Evangeline Downs Capital Corp.), May 13 2004.

              Item 7. Financial Statements and Exhibits. Item 9. Regulation FD Disclosure. Press release, dated May 13, 2004, announcing the financial results of Diamond Jo, LLC for the quarter ended March 31, 2004.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dubuque, State of Iowa on August 16, 2004.

                                              PENINSULA GAMING, LLC

                                              By: /s/ M. Brent Stevens
                                                 -------------------------
                                                 M. Brent Stevens
                                                 Chief Executive Officer

                                              By:  /s/ Jonathan Swain
                                                 -------------------------
                                                 Jonathan Swain
                                                 Chief Operating Officer

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


                                              DIAMOND JO, LLC

                                              By:  /s/ M. Brent Stevens
                                                 --------------------------
                                                 M. Brent Stevens
                                                 Chief Executive Officer

                                              By:  /s/ Jonathan Swain
                                                 --------------------------
                                                 Jonathan Swain
                                                 Chief Operating Officer

                                              By: /s/ Natalie A. Schramm
                                                 --------------------------
                                                 Natalie A. Schramm
                                                 Chief Financial Officer


                                              THE OLD EVANGELINE DOWNS, L.L.C.

                                              By:  /s/ M. Brent Stevens
                                                 --------------------------
                                                 M. Brent Stevens
                                                 Chief Executive Officer

                                              By:  /s/ Jonathan Swain
                                                 --------------------------
                                                 Jonathan Swain
                                                 Chief Operating Officer

                                              By: /s/ Natalie A. Schramm
                                                 --------------------------
                                                 Natalie A. Schramm
                                                 Chief Financial Officer