Form 10-Q
period 2005-05-16
DIAMOND JO, LLC; Peninsula Gaming, LLC; OLD EVANGELINE DOWNS LLC
filed 2005-05-16
CIK 1095997, 1299109, 1235660

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2005.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________________________ to _______________

                        Commission File Number: 333-88829


      DIAMOND JO, LLC                    PENINSULA GAMING, LLC                 PENINSULA GAMING CORP.
(Exact name of registrants as        (Exact name of registrants as              (formerly known as
  specified in their charter          specified in their charter)     The Old Evangeline Downs Capital Corp.)
                                                                      (Exact name of registrants as specified
                                                                                  in their charter)

         DELAWARE                                DELAWARE                           DELAWARE
(State or other jurisdiction of     (State or other jurisdiction of      (State or other jurisdiction of
 incorporation or organization)       incorporation or organization)      incorporation or organization)

        42-1483875                              20-0800583                         25-1902805
     (I.R.S. Employer                        (I.R.S. Employer                   (I.R.S. Employer
    Identification No.)                     Identification No.)                 Identification No.)


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

                              PENINSULA GAMING, LLC
                               INDEX TO FORM 10-Q

Part I - Financial Information

     Item 1 - Financial Statements

     Peninsula Gaming, LLC:
         Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2005 and
              December 31, 2004...................................................................................3
         Condensed Consolidated Statements of Operations (Unaudited) for the Three
              Months Ended March 31, 2005 and 2004................................................................4
         Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three
              Months Ended March 31, 2005 and 2004................................................................5
         Notes to Condensed Consolidated Financial Statements (Unaudited).........................................7

     Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations...............................................................................22

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk.........................................29

     Item 4 - Controls and Procedures............................................................................30


Part II - Other Information

     Item 1 - Legal Proceedings..................................................................................31
     Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities...................31
     Item 3 - Defaults Upon Senior Securities....................................................................31
     Item 4 - Submission of Matters to a Vote of Security Holders................................................31
     Item 5 - Other Information..................................................................................31
     Item 6 - Exhibits...........................................................................................32

Signatures.......................................................................................................33

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              PENINSULA GAMING, LLC
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                 March 31,             December 31,
                                                                                   2005                    2004
                                                                               -----------             ------------

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                  $  9,883,968             $ 10,504,016
   Restricted cash - purse settlements                                           6,163,133                3,671,331
   Accounts receivable, less allowance for doubtful accounts
     of $36,216 and $47,426, respectively                                        1,020,784                  816,058
   Inventories                                                                     279,745                  243,336
   Prepaid expenses                                                              1,495,665                2,183,711
                                                                              ------------             ------------
            Total current assets                                                18,843,295               17,418,452
                                                                              ------------             ------------
PROPERTY AND EQUIPMENT, NET                                                    125,052,042              126,163,076
                                                                              ------------             ------------

OTHER ASSETS:
   Deferred financing costs, net of amortization
     of $1,947,691 and $1,437,903, respectively                                 12,808,683               13,311,935
   Goodwill                                                                     53,083,429               53,083,429
   Licenses and other intangibles                                               32,666,626               32,562,289
   Deposits and other assets                                                       453,195                  530,159
                                                                              ------------             ------------
            Total other assets                                                  99,011,933               99,487,812
                                                                              ------------             ------------
TOTAL                                                                         $242,907,270             $243,069,340
                                                                              ============             ============
LIABILITIES AND MEMBERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                                           $  2,577,306             $  3,801,985
   Construction payable - Racino project                                         1,951,191                4,711,861
   Purse settlement payable                                                      7,736,651                5,040,312
   Accrued payroll and payroll taxes                                             2,240,784                2,615,915
   Accrued interest                                                              9,775,576                4,973,545
   Other accrued expenses                                                        5,044,835                4,396,194
   Payable to affiliate                                                            257,761                  100,973
   Current maturity of long-term debt                                            7,770,064                8,630,008
                                                                              ------------             ------------
            Total current liabilities                                           37,354,168               34,270,793
                                                                              ------------             ------------

LONG-TERM LIABILITIES:
   8 3/4% senior secured notes, net of discount                                230,021,277              229,945,650
   13% senior secured notes, net of discount                                     6,800,450                6,796,576
   Senior secured credit facilities                                             13,700,000               13,887,764
   Term loan                                                                     7,666,667                8,666,667
   Notes payable                                                                 6,857,550                7,451,248
   Other accrued expenses                                                          200,000                  650,000
   Preferred members' interest, redeemable                                       4,000,000                4,000,000
                                                                              ------------             ------------
            Total long-term liabilities                                        269,245,944              271,397,905
                                                                              ------------             ------------
            Total liabilities                                                  306,600,112              305,668,698


COMMITMENTS AND CONTINGENCIES

MEMBERS' DEFICIT                                                               (63,692,842)             (62,599,358)
                                                                              ------------             ------------
TOTAL                                                                         $242,907,270             $243,069,340
                                                                              ============             ============

See notes to condensed consolidated financial statements (unaudited).



                              PENINSULA GAMING, LLC
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                     Three Months       Three Months
                                                                        Ended               Ended
                                                                    March 31, 2005     March 31, 2004
                                                                    --------------     --------------

REVENUES:
   Casino                                                           $   35,437,924     $   30,193,349
   Racing                                                                3,338,269          3,578,762
   Video poker                                                             607,946            786,841
   Food and beverage                                                     2,992,104          2,817,800
   Other                                                                   250,934            201,117
   Less promotional allowances                                          (1,422,712)        (2,012,473)
                                                                    --------------     --------------
                  Total net revenues                                    41,204,465         35,565,396
                                                                    --------------     --------------

EXPENSES:
   Casino                                                               18,089,301         15,463,986
   Racing                                                                2,741,972          2,990,987
   Video poker                                                             467,489            536,312
   Food and beverage                                                     2,333,586          2,274,733
   Boat operations                                                         579,362            573,061
   Other                                                                    97,760            124,993
   Selling, general and administrative                                   5,932,435          5,101,521
   Depreciation and amortization                                         3,937,851          2,896,063
   Pre-opening expense                                                      39,350            221,283
   Development expense                                                     135,677             21,270
   Affiliate management fees                                               307,114            256,375
   Gain on disposal of assets                                              (37,438)
                                                                    ---------------    ---------------
                  Total expenses                                        34,624,459         30,460,584
                                                                    ---------------    ---------------

INCOME FROM OPERATIONS                                                   6,580,006          5,104,812
                                                                    ---------------    ---------------

OTHER INCOME (EXPENSE):
   Interest income                                                          13,475             57,085
   Interest expense, net of amounts capitalized                         (6,685,764)        (7,692,728)
   Interest expense related to preferred
     members' interest, redeemable                                         (90,000)           (90,000)
                                                                    ---------------    ---------------
                  Total other expense                                   (6,762,289)        (7,725,643)
                                                                    ---------------    ---------------

NET LOSS TO COMMON MEMBERS' INTEREST                                $     (182,283)    $   (2,620,831)
                                                                    ===============    ===============


      See notes to condensed consolidated financial statements(unaudited).


                              PENINSULA GAMING, LLC

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              Three Months Ended     Three Months Ended
                                                                                March 31, 2005         March 31, 2004
                                                                              ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                   $       (182,283)      $     (2,620,831)
    Adjustments to reconcile net loss to net cash flows
      from operating activities:
       Depreciation and amortization                                                  3,937,851              2,896,063
       Provision for doubtful accounts                                                   26,643                 31,481
       Amortization of deferred financing costs and bond discount                       731,349                806,549
       Gain on disposal of assets                                                       (37,438)
    Changes in operating assets and liabilities:
       Restricted cash - purse settlements                                           (2,491,802)            (2,801,846)
       Receivables                                                                     (231,370)               112,322
       Payable to affiliate                                                             156,788
       Inventories                                                                      (36,409)                16,681
       Prepaid expenses and other assets                                                765,010               (503,566)
       Accounts payable                                                               1,471,660              3,356,344
       Accrued expenses                                                               4,625,847             (5,687,987)
                                                                              ------------------     ------------------
          Net cash flows from operating activities                                    8,735,846             (4,394,790)
                                                                              ------------------     ------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
       Business acquisition and licensing costs                                        (104,337)               (68,504)
       Construction project development costs                                        (3,992,905)           (16,888,572)
       Proceeds from (deposits to) restricted cash - racino project, net                                    13,011,173
       Maturity and sale of restricted investments                                                           7,919,351
       Purchase of property and equipment                                            (1,582,703)              (781,680)
       Proceeds from sale of property and equipment                                      25,560
                                                                              ------------------     ------------------
          Net cash flows from investing activities                                   (5,654,385)             3,191,768
                                                                              ------------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Deferred financing costs                                                          (5,034)
       Principal payments on debt                                                    (3,785,274)            (1,442,026)
       Proceeds from senior credit facilities                                         1,000,000
       Proceeds from FF&E credit facility                                                                    3,467,507
       Member distributions                                                            (911,201)            (1,154,446)
                                                                              ------------------     ------------------
          Net cash flows from financing activities                                   (3,701,509)               871,035
                                                                              ------------------     ------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (620,048)              (331,987)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     10,504,016             21,158,295

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $      9,883,968       $     20,826,308
                                                                              ==================     ==================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest                                             $1,138,371            $13,068,734


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Property additions acquired on construction payable which were accrued,
    but not paid                                                                         $231,191          $2,594,332
Property additions previously accrued which were paid                                   2,991,861
Deferred financing costs which were accrued, but not paid                                                  13,380,855


See notes to condensed consolidated financial statements (unaudited).

                              PENINSULA GAMING, LLC
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   Organization and Basis of Presentation

Peninsula Gaming, LLC ("PGL" or the "Company"), a Delaware limited liability company, is a holding company with no independent operations whose sole assets are its equity interests in its subsidiaries: (i) Diamond Jo, LLC, a Delaware limited liability company ("DJL"), that owns and operates the Diamond Jo riverboat casino in Dubuque, Iowa; (ii) The Old Evangeline Downs, L.L.C., a
Louisiana limited liability company ("OED"), that owns and operates the Evangeline Downs Racetrack and Casino, or racino, in St. Landry Parish, Louisiana and two off-track betting ("OTB") parlors in Louisiana; (iii) Diamond Jo Worth, LLC, a Delaware limited liability company ("DJW"), formed in October 2004 for the purpose of obtaining a gaming license in Worth County, Iowa; and
(iv) Peninsula Gaming Corp. ("PGC", formerly known as The Old Evangeline Downs Capital Corp.), a Delaware limited liability company with no assets or operations formed solely to facilitate the offering by OED of its 13% senior secured notes (the "OED Notes") in February 2003 and the Company's 8 3/4% senior secured notes due 2012 (the "Peninsula Gaming Notes") in March 2004.

On June 16, 2004, a corporate restructuring occurred, which is retroactively reflected in these consolidated financial statements, pursuant to which the Company became a new direct parent of DJL, OED and Peninsula Gaming Corp. The Company is a wholly owned subsidiary of Peninsula Gaming Partners, LLC ("PGP"), a Delaware limited liability company. In connection with the corporate restructuring, OED Acquisition LLC ("OEDA"), a Delaware limited liability company, became a direct wholly-owned subsidiary of PGP in a corporate spin-off which was recorded as a distribution on June 30, 2004.

On May 11, 2005, DJW, in connection with its exclusive agreement with the Worth County Development Authority, was granted a gaming license by the Iowa Racing and Gaming Commission to operate a moored barge in Worth County, Iowa. From the date of its formation through March 31, 2005, DJW did not have any assets or operations. As of March 31, 2005, the Company had capitalized costs of $318,731 related to the design of the proposed facility.

The Company, DJL and PGC are co-issuers of 8 3/4 % senior secured notes due 2012 (the "Peninsula Gaming Notes") which are registered with the U.S. Securities and Exchange Commission (the "SEC"). OED and DJW are guarantors of the Peninsula Gaming Notes. The equity of DJL, OED and DJW are pledged as collateral securing obligations under the Peninsula Gaming Notes. The equity of DJL and OED are pledged as collateral securing obligations under the senior secured credit facility.

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

The financial statements contained herein should be read in conjunction with the audited financial statements and accompanying notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Accordingly, footnote disclosure which would substantially duplicate the disclosure in the audited financial statements have been omitted in the accompanying unaudited financial statements.

2.   Summary of Significant Accounting Policies

Goodwill and Licenses and Other Intangible Assets--At March 31, 2005 and December 31, 2004, goodwill and licenses and other intangibles consists of goodwill and the acquired licenses and tradename associated with the purchase of the Diamond Jo riverboat casino and OED. Such assets have indefinite lives. To the extent the purchase price exceeded the fair value of the net identifiable assets acquired, such excess was recorded as goodwill. Goodwill and indefinite lived intangible assets are not amortized but are reviewed at least annually for impairment and written down and charged to income if the recorded value exceeds their estimated fair value. Goodwill relates to the Diamond Jo segment and licenses and other intangibles relates to the Evangeline Downs segment.

As of March 31, 2005 and December 31, 2004, the Company had approximately $32.7 million and $32.6 million, respectively, of licenses and other intangibles summarized as follows (in millions):

                                                        March 31,   December 31,
                                                            2005        2004
                                                       ----------   ------------

   Slot Machine and Electronic Video Game Licenses     $     28.9   $       28.8
   Tradename                                                  2.5            2.5
   Horse Racing Licenses                                      1.3            1.3
                                                       -----------  ------------
   Total                                               $     32.7   $       32.6
                                                       ===========  ============


Each of the identified intangible assets were valued separately when OED was purchased. The methodology employed by an independent valuation specialist to arrive at the initial valuations required evaluating the fair market value of the existing horse racing business on a stand-alone basis without taking into account any right to obtain slot machine and electronic video game licenses. Such valuation was based in part upon other transactions in the industry and OED's historical results of operations. A value was also derived for the trade name using market based royalty rates. A significant portion of the purchase price was attributable to the slot machine and electronic video game license rights, which were valued based upon the market value paid by other operators and upon projected cash flows from operations.

On June 25, 2002, PGP entered into an agreement with William E. Trotter, II ("Trotter") and William E. Trotter, II Family L.L.C., ("WET2LLC") to acquire (i) all of Trotter's interests in two promissory notes issued by OED in connection with the Company's acquisition of OED, and (ii) all of Trotter's membership interests owned by WET2LLC (together, the "Trotter Purchase"). On August 30, 2002, the Company consummated the Trotter Purchase for a purchase price consisting of cash of $15,546,000, plus a contingent fee of one half of one percent (0.5%) of the net slot revenues generated by OED's racino located in St. Landry Parish, Louisiana, for a period of ten years commencing on December 19, 2003, the date the racino's casino opened to the general public. This contingent fee is payable monthly in arrears and has been recorded as an adjustment to the purchase price of slot machine and electronic video game licenses of $104,337 and $68,504 for the three months ended March 31, 2005 and March 31, 2004, respectively.

Impairment of Long-Lived Assets--Long-lived assets are reviewed for impairment when management plans to dispose of assets or when events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Assets held for disposal are reported at the lower of the carrying amount or fair value less cost to sell. Management determines fair value using a discounted future cash flow analysis or other accepted valuation techniques. Long-lived assets held for use are reviewed for impairment by comparing the carrying amount of an asset to the undiscounted future cash flows expected to be generated by the asset over its remaining useful life. If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value.

Goodwill and intangible assets are subject to impairment by, among other factors, significant changes in gaming tax rates, competition and regulatory requirements; lack of license renewals; lack of voter reapproval in Iowa; and changes in the way OED's tradename is used. Goodwill and indefinite lived intangible assets are tested annually for impairment with more frequent tests performed if indications of impairment exist. The Company's annual impairment testing date is in the first quarter of each fiscal year. Impairment for intangible assets with indefinite lives exists if the carrying value of the intangible asset exceeds its fair value. Goodwill is potentially impaired if the carrying value of a "reporting unit" exceeds its estimated fair value. Management determines fair value using a discounted future cash flow analysis and other accepted valuation techniques. The Company's annual impairment testing performed during the quarters ended March 31, 2005 and 2004 resulted in no impairments.

Stock Based Compensation--The Company accounts for employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). As the Company's incentive plan requires profit interests to be granted at prices equal to or above the fair market value of PGP's units on the grant dates, no compensation expense is recognized in connection with profit interests granted to employees.

The fair value method is an alternative method of accounting for stock-based compensation that is permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Under the fair value method compensation expense is recorded over the vesting periods based on the estimated fair value of the stock-based compensation. The following table illustrates the effect on net loss to common members' interest if the Company had accounted for its stock-based compensation plans using the fair value method (in thousands):

                                                                  Three Months     Three Months
                                                                     Ended             Ended
                                                                 March 31, 2005    March 31, 2004
                                                                 ---------------   --------------

Net loss to common members' interest, as reported                $         (182)   $      (2,621)
Stock-based employee compensation expenses included in
      reported net income
Stock-based employee compensation expense determined
      under the fair value method                                           (30)
                                                                 ---------------   --------------
SFAS 123 pro forma net loss to common members' interest          $         (212)   $      (2,621)
                                                                 ================  ==============



The weighted average fair value of units granted by Company was $6.00 per unit. The fair value of each unit granted by the Company was estimated using the Black-Scholes pricing model and the following weighted average assumptions:

                                                           2005
                                                          Grants
                                                          -------
           Risk-free interest rate                          3.5%
           Expected dividend yield                            0%
           Expected volatility                               .40
           Expected life 5 years

Use of Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates involve the periodic review of the carrying value of assets for impairment.

In addition, an estimated loss from a loss contingency is recorded when information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal matters requires the use of judgment. Many of these legal contingencies can take years to be resolved. Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases. An adverse outcome could have a material impact on financial condition, operating results, and cash flows.

Concentrations of Risk-- The Company's customer base is concentrated in eastern Iowa and southwest Louisiana.

The Company maintains deposit accounts at three banks. At March 31, 2005 and December 31, 2004, and various times during the periods then ended, the balance at the banks exceeded the maximum amount insured by the Federal Deposit Insurance Corporation. Credit risk is managed by monitoring the credit quality of the banks.

Reclassifications--Certain prior year amounts have been reclassified to conform with the current period presentation. These reclassifications did not have any effect on the Company's members' deficit or net loss to common members' interest in 2004.

New Accounting Pronouncements--In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of the employee services is recognized as compensation cost over the period that an employee provides service in exchange for the award. The Company will adopt SFAS 123R effective January 1, 2006. SFAS 123R may be adopted using a prospective method or a retrospective method. The Company is currently evaluating the adoption alternatives and expects to complete its evaluation during the first quarter of fiscal 2006.


3.   Property and Equipment


Property and equipment of the Company and its subsidiaries at March 31, 2005 and December 31, 2004 is summarized as follows:

                                                                     March 31,             December 31,
                                                                        2005                  2004
                                                                  --------------         --------------
Land and land improvements                                         $  13,735,561          $  13,639,200
Buildings and improvements                                            79,111,888             78,477,066
Riverboat and improvements                                             8,313,837              8,308,070
Furniture, fixtures and equipment                                     40,436,718             39,106,835
Computer equipment                                                     5,959,341              5,817,263
Vehicles                                                                 197,492                176,236
Construction in progress                                               1,288,395                880,879
                                                                  --------------         --------------



Subtotal                                                             149,043,232            146,405,549
Accumulated depreciation                                             (23,991,190)           (20,242,473)
                                                                   --------------         --------------
Property and equipment, net                                        $ 125,052,042          $ 126,163,076
                                                                   ==============         ==============


Depreciation expense for the three months ended March 31, 2005 and 2004 was $3,937,851 and $2,896,063, respectively.


4.  Debt

The debt of the Company and its subsidiaries consists of the following:

                                                                     March 31,             December 31,
                                                                        2005                  2004
                                                                  --------------         --------------
8 3/4% senior secured notes due April 15, 2012, net of
   discount of $2,978,723 and $3,054,350, secured by
   assets and equity of DJL, OED and DJW.                           $230,021,277           $229,945,650


13% senior secured notes of OED due March 1, 2010
   with contingent interest, net of discount of $109,550
   and $113,424, secured by certain assets of OED.                     6,800,450              6,796,576

$35.0 million  revolving  line of credit under a loan
   and security  agreement of DJL and OED with Wells
   Fargo Foothill, Inc. dated June 16, 2004, interest rate
   at prime + a margin of 0.5 - 1.0% (current rate of
   6.75%), maturing June 16, 2008, secured by
   substantially all the assets of DJL and OED.                       13,700,000             13,887,764

Term loan under a loan and security agreement of DJL
   and OED with Wells Fargo Foothill, Inc. dated June
   16, 2004, interest rate at prime + 2.5% (current rate
   of 8.25%), due in equal monthly installments of
   $333,333 beginning July 1, 2004, maturing June 16,
   2008, secured by certain assets of OED.                            11,666,667             12,666,667

Promissory note payable to third party, interest at
   8.75% payable monthly in arrears,  annual principal
   payments of $1,100,000 in 2005 and $550,000 each
   year thereafter, secured by a mortgage on certain real
   property of OED.                                                    3,300,000              3,850,000

Note payable to third party, interest rate at 9.5%,
   monthly payments of principal and interest of
   $31,250, with final payment due July 1, 2005,
   secured by certain assets of OED.                                     125,061                184,596


Notes payable to third party, net of discount of $548,197 and $673,370, interest rate at 0%
   (discounted at 7.4%) for the first 24 months and 7.4% thereafter, monthly payments of principal of $224,149 through October 2006 followed by monthly payments of principal and interest of $233,236,
   through October 2007, secured by certain assets of
   DJL and OED.                                                        6,400,445              6,952,242

Notes payable to third party, net of discount of $22,418
   and $40,860, interest rate at 0% (discounted at 7.4%),
   monthly  payments of principal of $103,066, through
   November 2005, secured by certain assets of DJL
   and OED.                                                              802,108              1,094,418

Preferred membership interests-redeemable, interest at
   9%, due October 13, 2006.                                           4,000,000              4,000,000
                                                                  --------------         --------------

                                                                     276,816,008            279,377,913
Total debt
Less current ption                                                    (7,770,064)            (8,630,008)
                                                                  --------------         --------------
Total long term debt                                                $269,045,944           $270,747,905
                                                                  ===============        ===============

Principal maturities of debt (excluding discount and debt repaid during the period January 1, 2005 through March 31, 2005) for each of the years ended December 31 are summarized as follows (dollars in thousands):

              2005                                                  $      6,511
              2006                                                        11,232
              2007                                                         6,805
              2008                                                        14,917
              2009                                                           550
              Thereafter                                                 240,460
                                                                    ------------
                                                                     $   280,475
                                                                    ============

As of March 31, 2005, the Company had $13.7 million outstanding under the revolving line of credit. In addition, as of March 31, 2005, the Company had outstanding letters of credit of approximately $4.0 million resulting in available borrowings under the line of credit of $17.3 million.

The Company's 8 3/4% senior secured notes and $35.0 million revolving line of credit contain certain restrictive covenants customary of these debt instruments. The Company was in compliance with such covenants, or had obtained waivers, as of March 31, 2005.


5.   Commitments and Contingencies

Under the Company's and PGP's operating agreements, the Company and PGP have agreed, subject to a few exceptions, to indemnify and hold harmless PGP and PGP's members from liabilities incurred as a result of their positions as sole manager of the Company and as members of PGP, respectively.

In October 2003, OED filed a Petition for Declaratory Judgment in state court in St. Landry Parish, Louisiana, naming the Secretary of the Department of Revenue and Taxation for the State of Louisiana, the St. Landry Parish School Board and the City of Opelousas, seeking a definitive ruling on the extent of its tax liability and seeking to prevent Louisiana state and local governmental authorities from assessing sales taxes in connection with its construction and equipping of the Evangeline Downs casino and racetrack. Louisiana law provides that racetracks are not required to pay taxes other than those provided in the racing statutes and that taxes and fees provided in the racing statutes are in lieu of, among other things, all other state and local taxes, including sales taxes. In response to a request by OED for clarification of its tax status, the State of Louisiana Department of Revenue delivered a letter to OED, dated April 9, 2001, confirming that all purchases of tangible personal property and taxable services by pari-mutuel racetracks and off-track betting facilities are exempt from the payment of sales tax. In a response filed by the City of Opelousas with the district court in February 2005, the City of Opelousas has generally argued that the exemption under the racing statutes should not extend to the purchase of goods, materials and services for non-racing operations, which include, for example, the operation of slot machines, restaurants, lounges and shops.

OED has paid all applicable sales taxes relating to the purchase of slot machines at the casino, but has not paid sales taxes relating to the construction of the facility or the purchase of other tangible personal property in connection therewith. OED's motion for summary judgment is currently pending before the district court, and a hearing on the motion is scheduled for July 2005. Based on the advice of outside regulatory counsel, OED is optimistic that the district court will agree with the position articulated by the Department of Revenue and Taxation and render summary judgment in OED's favor. If the issue, however, is ultimately determined adversely to OED, and OED is required to pay sales taxes on its non-racing related activities, based upon current estimates and depending on how the issue is ultimately resolved, such taxes could range from $1.5 million to $8 million.

In accordance with legislation passed in 2004, all excursion gambling boat licensees, including the Company, will be assessed an amount based on the licensee's adjusted gross receipts to be deposited into the Rebuild Iowa Infrastructure Fund. The Company's total assessment is $2,105,776, which is to be paid in two equal payments of $1,052,888 on June 1, 2005 and June 1, 2006. Beginning in July 2010, the Company may offset gaming taxes in an amount equal to 20% of the total assessment in each of the succeeding five fiscal years thereafter.

Other than as described above, the Company is not a party to, and none of its property is the subject of, any other pending legal proceedings other than litigation arising in the normal course of business. Management does not believe that adverse determinations in any or all such other litigation would have a material adverse effect on the Company's financial condition, results of operations or cash flows.


6.   Related Party Transactions

During the three months ended March 31, 2005 and March 31, 2004, the Company distributed $911,201 and $1,154,446, respectively, to PGP primarily for (i) certain consulting and financial advisory services related to PGP development expenses, (ii) board fees and actual out-of-pocket expenses incurred by members of the board of managers of PGP and (iii) tax, accounting, legal and administrative costs and expenses related to PGP. These amounts were recorded as member distributions.

In accordance with a management services agreement between OEDA and OED, under which OED pays to OEDA a base management fee of 0.44% of net revenue (less net food and beverage revenue) plus an incentive fee based on earnings before interest, taxes, depreciation, amortization and other non-recurring charges, OED expensed $156,787 and $0 in affiliate management fees payable to OEDA for the three months ended March 31, 2005 and March 31, 2004, respectively.

OED is a party to a consulting agreement with a board member of PGP. Under the consulting agreement, OED must pay to the board member a fee equal to 2.5% of OED's earnings before interest, taxes, depreciation, amortization and other non-recurring charges during the preceding calendar year commencing on January 1, 2004. Under the consulting agreement, the board member is also entitled to reimbursement of reasonable business expenses as approved by the board of managers of PGP. OED expensed $150,327 and $212,626 of affiliate management fees for the three months ended March 31, 2005 and 2004, respectively, related to this agreement.

A board member of PGP is entitled to receive from OEDA board fees of $175,000 per year for services performed in his capacity as a board member. For the three months ended March 31, 2004, OEDA expensed $43,749 of affiliate management fees related to these board fees.

At a meeting of the board of managers of PGP, held on February 25, 2005, PGP approved grants of profits interests under PGP's Amended and Restated 2004 Incentive Unit Plan (the "IUP") to two executive officers of PGL aggregating 2.50% of the outstanding membership units of PGP on a fully diluted basis. The terms of the awards include specified vesting schedules, acceleration of vesting upon the occurrence of certain events, anti-dilution protection, transfer restrictions and other customary terms and provisions. The profits interests awarded under the IUP entitle the holders thereof to receive distributions from operating profits on a pro rata basis with holders of common units of PGP (but only to the extent of profits allocated to holders of profits interests after the date of grant) and distributions on liquidation (but only to the extent of their pro rata share of any undistributed operating profits allocated to holders of profits interests and any further appreciation in the fair market value of PGP after the date of grant). Upon any termination of their employment, the respective officers are entitled at their option to cause the Company to redeem all such vested profits interests granted to them for cash at their fair market value at the time of termination of employment. The board also authorized additional units representing 1.5% of the outstanding membership units of PGP for future grant under the IUP. Quarterly, the Company will estimate the fair value of the units and compare that value to the value of the units at the date of grant. Any appreciation in the value of the units over that period will be expensed and reflected in the Company's consolidated financial statements. As the fair value of PGP's units at March 31, 2005 did not exceed the fair value of the units assigned at the grant date of the units, no expense was recorded during the three months ended March 31, 2005 with respect to these units.


7.  Segment Information

The Company is organized around geographical areas and operates two reportable segments: (1) Iowa operations, which comprise the Diamond Jo riverboat casino operated by DJL in Iowa and (2) Louisiana operations, which comprise the casino, racetrack and OTBs operated by OED in Louisiana.

The accounting policies for each segment are the same as those described in Note 2 above. The Company evaluates performance and allocates resources based upon, among other considerations, segment operating earnings (as defined below).

The tables below present information about reported segments as of and for the three months ended March 31, 2005 and 2004 (in thousands):

                                                                               Net Revenues
                                                                     Three Months Ended March 31, (1)
                                                                       2005                    2004
                                                                  -----------             -----------

  Diamond Jo - Iowa                                               $   13,485              $   12,178
  Evangeline Downs - Louisiana                                        27,719                  23,387
                                                                 ------------             -----------
  Total                                                           $   41,204              $   35,565
                                                                 ============             ===========

                                                                      Segment Operating Earnings
                                                                     Three Months Ended March 31,
                                                                      2005                    2004
                                                                  -----------             -----------

  General corporate                                               $     (599)             $        0
  Diamond Jo                                                           4,253                   3,705
  Evangeline Downs                                                     7,309                   4,795
                                                                  -----------             -----------
  Total Segment Operating Earnings (1)                                10,963                   8,500
  General corporate:
     Development expense                                                 (53)
  Diamond Jo:
     Depreciation and amortization                                    (1,009)                   (577)
     Development expense                                                 (37)                    (21)
     Loss on sale of assets                                              (24)
     Interest expense, net                                            (2,412)                 (2,807)
  Evangeline Downs:
     Depreciation and amortization                                    (2,929)                 (2,319)
     Development expense                                                 (46)
     Pre-opening expense                                                 (39)                   (222)
     Affiliate management fees                                          (307)                   (256)
     Gain on sale of assets                                               61
     Interest expense, net                                            (4,350)                 (4,919)
                                                                  -----------             -----------
     Net loss to common members' interest                         $     (182)             $   (2,621)
                                                                  ===========             ============


(1) Segment operating earnings is defined as net loss to common members' interest plus depreciation and amortization, pre-opening expense, development expense, affiliate management fees, loss on disposal of assets, interest expense (net) less gain on disposal of assets.


8.   Fair Value of Financial Instruments

The fair value of the Company's financial instruments consisting of cash and cash equivalents, restricted cash, receivables, and payables approximate their recorded amounts due to the short term nature of the instruments. The fair value and recorded amounts for the Company's debt instruments at March 31, 2005 and December 31, 2004 are as follows:

                                                March 31, 2005                       December 31, 2004
                                      -----------------------------------   -----------------------------------
                                        Fair Value       Recorded Amount       Fair Value       Recorded Amount
                                      ---------------   ----------------    ---------------     ---------------

8 3/4% senior secured notes           $   226,010,000    $   230,021,277    $   228,340,000    $   229,945,650
13% senior secured notes                    6,910,000          6,800,450          6,910,000          6,796,576
Senior secured credit facilities           13,700,000         13,700,000         13,887,764         13,887,764
Term loan                                  11,666,667         11,666,667         12,666,667         12,666,667
Notes payable                              11,198,230         10,627,614         12,795,485         12,081,256
Preferred members' interests                4,000,000          4,000,000          4,000,000          4,000,000


Fair value information is based on current market interest rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk.

9.   Consolidating Financial Statements

The following consolidating schedules reflect the financial position and results of operations and cash flows for PGL, DJL, OED and OEDA for the periods presented. Although a subsidiary guarantor under the indenture governing the Peninsula Gaming Notes, DJW had no assets or operations in the periods presented and thus is not reflected in the consolidating schedules appearing below.


CONSOLIDATING BALANCE SHEET

                                                        At March 31, 2005
                            ---------------------------------------------------------------------------
                               Parent       Subsidiary     Subsidiary
                             Co-Issuer -    Co-Issuer -    Guarantor -    Consolidating
                                PGL            DJL            OED         Adjustments     Consolidated
                            ------------- --------------- -------------  --------------  --------------

ASSETS
CURRENT ASSETS:
   Cash and cash
     equivalents..........   $     3,295  $    3,649,764  $  6,230,909                   $   9,883,968
   Restricted cash-purse
     settlements..........                                   6,163,133                       6,163,133
   Receivables............                        74,789       945,995                       1,020,784
   Receivables from
     affiliates...........                     7,130,881                  $ (7,130,881)
   Inventories............                        93,490       186,255                         279,745
   Prepaid expenses.......        15,500         730,611       749,554                       1,495,665
                             ------------ --------------- -------------   -------------  --------------
     Total current assets..       18,795      11,679,535    14,275,846      (7,130,881)     18,843,295

PROPERTY AND EQUIPMENT,
   NET....................       318,731      17,982,000   106,751,311                     125,052,042
                             ------------ --------------- -------------   -------------  --------------

OTHER ASSETS:
   Investment in
     subsidiaries.........   (63,459,355)                                   63,459,355
   Deferred financing
     costs................                     5,375,800     7,432,883                      12,808,683
   Goodwill...............                    53,083,429                                    53,083,429
   Licenses and other
     intangibles..........                                  32,666,626                      32,666,626
   Deposits and other
     assets...............                       323,390       129,805                         453,195
                             ------------ --------------- -------------   -------------  --------------
     Total other assets...   (63,459,355)     58,782,619    40,229,314      63,459,355      99,011,933
                             ------------ --------------- -------------  --------------  --------------

TOTAL.....................  $(63,121,829) $   88,444,154  $161,256,471    $ 56,328,474   $ 242,907,270
                            ============= =============== =============   =============  ==============

LIABILITIES AND MEMBERS'
   DEFICIT
CURRENT LIABILITIES:
   Accounts payable.......  $     94,609  $      394,138  $  2,088,559                   $   2,577,306
   Construction
     payable-Racino
     project..............                                   1,951,191                       1,951,191
   Purse settlement
     payable..............                                   7,736,651                       7,736,651
   Accrued payroll and
     payroll taxes........       238,109         989,660     1,013,015                       2,240,784
   Accrued interest.......                     3,613,139     6,162,437                       9,775,576
   Other accrued expenses.       238,295       1,092,059     3,714,481                       5,044,835
   Payables to affiliate..                                   7,388,642    $ (7,130,881)        257,761
   Current maturity of
     long-term debt.......                     1,195,068     6,574,996                       7,770,064
                             ------------ --------------- -------------  --------------  --------------
     Total current
        liabilities.......      571,013       7,284,064    36,629,972       (7,130,881)     37,354,168
                             ------------ --------------- -------------  --------------  --------------
LONG-TERM LIABILITIES:
   8 3/4% senior secured
     notes, net of
     discount.............                    86,768,509   143,252,768                     230,021,277
   13% senior secured
     notes, net of
     discount.............                                   6,800,450                       6,800,450
   Senior secured credit
     facilities...........                     5,000,000     8,700,000                      13,700,000
   Term loan..............                                   7,666,667                       7,666,667
   Notes payable..........                     1,997,653     4,859,897                       6,857,550
   Other accrued expenses.                       200,000                                       200,000
   Preferred members'
     interest, redeemable.                     4,000,000                                     4,000,000
                             ------------ --------------- -------------  --------------  --------------
     Total long-term
        liabilities.......                    97,966,162   171,279,782                     269,245,944
                             ------------ --------------- -------------  --------------  --------------
     Total liabilities....       571,013     105,250,226   207,909,754      (7,130,881)    306,600,112

MEMBERS' DEFICIT..........   (63,692,842)    (16,806,072)  (46,653,283)     63,459,355     (63,692,842)
                             ------------ --------------- -------------  --------------  --------------

TOTAL.....................  $(63,121,829) $   88,444,154  $161,256,471   $  56,328,474   $ 242,907,270
                            ============= =============== =============  ============== ===============


                                                     At December 31, 2004
                            ---------------------------------------------------------------------------

                               Parent       Subsidiary     Subsidiary
                             Co-Issuer -    Co-Issuer -    Guarantor -     Consolidating
                                PGL            DJL            OED           Adjustments   Consolidated
                            ------------- --------------- -------------   -------------- --------------

ASSETS
CURRENT ASSETS:
   Cash and cash
     equivalents..........  $     (1,211) $    3,433,915  $  7,071,312                   $  10,504,016
   Restricted cash-purse
     settlements..........                                   3,671,331                       3,671,331
   Receivables............                        80,976       735,082                         816,058
   Receivables from
     affiliates...........                     6,672,662                  $  (6,672,662)
   Inventories............                       105,607       137,729                         243,336
   Prepaid expenses.......                     1,064,490     1,119,221                       2,183,711
                            ------------- --------------- -------------   -------------- --------------
     Total current assets..       (1,211)     11,357,650    12,734,675       (6,672,662)    17,418,452

PROPERTY AND EQUIPMENT,
   NET....................                    18,543,117   107,619,959                     126,163,076
                            ------------- --------------- -------------   -------------- --------------

OTHER ASSETS:
   Investment in
     subsidiaries.........   (62,215,342)                                    62,215,342
   Deferred financing
     costs................                     5,583,956     7,727,979                      13,311,935
   Goodwill...............                    53,083,429                                    53,083,429
   Licenses and other
     intangibles..........                                  32,562,289                      32,562,289
   Deposits and other
     assets...............                       363,184       166,975                         530,159
                            ------------- --------------- -------------   -------------- --------------
     Total other assets...   (62,215,342)     59,030,569    40,457,243       62,215,342     99,487,812
                            ------------- --------------- -------------   -------------  --------------
TOTAL.....................  $(62,216,553) $   88,931,336  $160,811,877    $  55,542,680  $ 243,069,340
                            ============= =============== =============   =============  ==============


LIABILITIES AND MEMBERS'
   DEFICIT
CURRENT LIABILITIES:
   Accounts payable.......  $     36,034  $      690,681  $  3,075,270                   $   3,801,985
   Construction
     payable-Racino
     project..............                                   4,711,861                       4,711,861
   Purse settlement
     payable..............                                   5,040,312                       5,040,312
   Accrued payroll and
     payroll taxes........       341,218       1,088,514     1,186,183                       2,615,915
   Accrued interest.......                     1,707,840     3,265,705                       4,973,545
   Other accrued expenses.         5,553       1,554,791     2,835,850                       4,396,194
   Payables to affiliate..                                   6,773,635    $  (6,672,662)       100,973
   Current maturity of
     long-term debt.......                     1,203,672     7,426,336                       8,630,008
                            ------------- --------------- -------------   -------------- --------------
     Total current
        liabilities.......       382,805       6,245,498    34,315,152       (6,672,662)    34,270,793
                            ------------- --------------- -------------   -------------- --------------

LONG-TERM LIABILITIES:
   8 3/4% senior secured
     notes, net of
     discount.............                    86,739,981   143,205,669                     229,945,650
   13% senior secured
     notes, net of
     discount.............                                   6,796,576                       6,796,576
   Senior secured credit
     facilities...........                     6,117,690     7,770,074                      13,887,764
   Term loan..............                                   8,666,667                       8,666,667
   Notes payable..........                     2,284,192     5,167,056                       7,451,248
   Other accrued expenses.                       250,000       400,000                         650,000
   Preferred members'
     interest, redeemable.                     4,000,000                                     4,000,000
                            ------------- --------------- -------------   -------------- --------------
     Total long-term                          99,391,863   172,006,042                     271,397,905
        liabilities.......
                            ------------- --------------- -------------   -------------- --------------
     Total liabilities....       382,805     105,637,361   206,321,194       (6,672,662)   305,668,698

MEMBERS' DEFICIT..........   (62,599,358)    (16,706,025)  (45,509,317)      62,215,342    (62,599,358)
                            ------------- --------------- -------------   -------------- --------------
TOTAL.....................  $(62,216,553) $   88,931,336  $160,811,877    $  55,542,680  $ 243,069,340
                            ============= =============== =============   ============== ==============

CONSOLIDATING STATEMENTS OF OPERATIONS


                                                       Three Months Ended March 31, 2005
                            -----------------------------------------------------------------------------
                               Parent       Subsidiary     Subsidiary
                             Co-Issuer -    Co-Issuer -    Guarantor -    Consolidating
                                PGL            DJL            OED         Adjustments     Consolidated
                            ------------- --------------- -------------  --------------  ---------------

REVENUES:
Casino......................                $  13,071,184 $  22,366,740                  $  35,437,924
Racing......................                                  3,338,269                      3,338,269
Video poker.................                                    607,946                        607,946
Food and beverage...........                      615,799     2,376,305                      2,992,104
Management fee income.......                      470,362                 $   (470,362)
Other.......................                       55,925       195,009                        250,934
Less promotional allowances.                     (257,709)   (1,165,003)                    (1,422,712)
                            -------------  --------------- -------------  --------------  --------------
   Total net revenues.......                   13,955,561    27,719,266       (470,362)     41,204,465
                            -------------  --------------- -------------  --------------  --------------


EXPENSES:
Casino......................                    6,110,776    11,978,525                     18,089,301
Racing......................                                  2,741,972                      2,741,972
Video poker.................                                    467,489                        467,489
Food and beverage...........                      626,806     1,706,780                      2,333,586
Boat operations.............                      579,362                                      579,362
Other.......................                       10,446        87,314                         97,760
Selling, general and
   administrative...........  $    289,393      1,905,100     3,427,993        309,949       5,932,435
Depreciation and
   amortization.............                    1,008,568     2,929,283                      3,937,851
Pre-opening expense.........                                     39,350                         39,350
Development expense.........        53,224         36,750        45,703                        135,677
Affiliate management fees...                                    777,476       (470,362)        307,114
(Gain) loss on disposal of
   assets...................                       24,224       (61,662)                       (37,438)
Corporate expense allocation                      167,948       142,001       (309,949)
                              -------------  --------------- ------------- -------------- --------------
Total expenses..............       342,617     10,469,980    24,282,224       (470,362)     34,624,459
                              -------------  --------------- ------------- -------------- --------------

INCOME (LOSS) FROM
   OPERATIONS...............      (342,617)     3,485,581     3,437,042                      6,580,006

OTHER INCOME (EXPENSE):
Interest income.............                        2,170        11,305                         13,475
Interest expense, net of
   amounts capitalized......                   (2,323,785)   (4,361,979)                    (6,685,764)
Interest expense related to
   preferred members'
   interest,
   redeemable...............                      (90,000)                                     (90,000)
Income from equity
   investment in
   subsidiaries.............       160,334                                    (160,334)
                              -------------  --------------  ------------  -------------  --------------
   Total other expense......       160,334     (2,411,615)   (4,350,674)      (160,334)     (6,762,289)
                              -------------  --------------  ------------  -------------  --------------
NET INCOME (LOSS) TO
   COMMON MEMBERS'
   INTEREST........           $  (182,283)  $  1,073,966    $  (913,632)   $  (160,334)  $    (182,283)
                              ============  =============   =============  ============= ===============

                                                       Three Months Ended March 31, 2004
                              ------------------------------------------------------------------------------------
                                 Parent      Subsidiary    Subsidiary
                               Co-Issuer -   Co-Issuer -    Guarantor -                Consolidating
                                  PGL           DJL            OED          Other      Adjustments    Consolidated
                              ------------- ------------- -------------- ------------- ------------- -------------

REVENUES:
Casino......................                $ 12,094,244  $  18,099,105                              $ 30,193,349
Racing......................                                  3,578,762                                 3,578,762
Video poker.................                                    786,841                                   786,841
Food and beverage...........                     687,409      2,130,391                                 2,817,800
Management fee income.......                     370,219                  $   123,406  $   (493,625)
Other.......................                      58,869        142,248                                   201,117
Less promotional allowances.                    (662,522)    (1,349,951)                               (2,012,473)
                              ------------- ------------- -------------- ------------- ------------- -------------
   Total net revenues.......                  12,548,219     23,387,396       123,406      (493,625)   35,565,396
                              ------------- ------------- -------------- ------------- ------------- -------------

EXPENSES:
Casino......................                   5,463,590     10,000,396                                15,463,986
Racing......................                                  2,990,987                                 2,990,987
Video poker.................                                    536,312                                   536,312
Food and beverage...........                     619,934      1,654,799                                 2,274,733
Boat operations.............                     573,061                                                  573,061
Other.......................                      23,162        101,831                                   124,993
Selling, general and
   administrative...........                   1,793,310      3,308,211                                 5,101,521
Depreciation and
   amortization.............                     577,034      2,319,029                                 2,896,063
Pre-opening expense.........                                    221,283                                   221,283
Development expense.........                      21,270                                                   21,270
Affiliate management fees...                                    706,251        43,749      (493,625)      256,375
                              ------------- ------------- -------------- ------------- ------------- -------------

Total expenses..............                   9,071,361     21,839,099        43,749      (493,625)   30,460,584
                              ------------- ------------- -------------- ------------- ------------- -------------


INCOME (LOSS) FROM
   OPERATIONS...............                   3,476,858      1,548,297        79,657                   5,104,812

OTHER INCOME (EXPENSE):
Interest income.............                      11,222         45,863                                    57,085
Interest expense, net of
   amounts capitalized......                  (2,728,710)    (4,964,018)                               (7,692,728)
Interest expense related to
   preferred members'
   interest,
   redeemable...............                     (90,000)                                                 (90,000)
Loss from equity investment
   in subsidiaries..........  $ (2,620,831)                                               2,620,831
                              ------------- ------------- -------------- ------------- ------------- -------------
   Total other expense......    (2,620,831)  (2,807,488)     (4,918,155)                  2,620,831    (7,725,643)
                              ------------- ------------- -------------- ------------- ------------- -------------

NET LOSS TO COMMON MEMBERS'
   INTEREST.................  $ (2,620,831) $    669,370  $  (3,369,858) $     79,657  $  2,620,831  $ (2,620,831)
                              ============= ============= ============== ============= ============= =============

CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                       Three Months Ended March 31, 2005
                               -----------------------------------------------------------------------------
                                  Parent        Subsidiary      Subsidiary
                                Co-Issuer -     Co-Issuer -     Guarantor -     Consolidating
                                   PGL             DJL             OED            Adjustments  Consolidated
                               -------------  --------------  -------------     -------------- -------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income (loss)........   $  (182,283)   $  1,073,966    $   (913,632)      $  (160,334)   $ (182,283)
   Adjustments to reconcile
     net income (loss) to
     net cash flows from
     operating activities:
     Depreciation and
        amortization........                     1,008,568       2,929,283                       3,937,851
     Provision for doubtful
        accounts............                        26,643                                          26,643
     Amortization of
        deferred financing
        costs and bond
        discount............                       302,447         428,902                         731,349
     (Gain) loss on
        disposal of assets..                        24,224         (61,662)                        (37,438)
     Income from equity
        investment in
        subsidiaries........      (160,334)                                          160,334
   Changes in operating
     assets and liabilities:
        Restricted
          cash-purse
          settlements.......                                    (2,491,802)                     (2,491,802)
        Receivables.........                       (20,457)       (210,913)                       (231,370)
        Receivables from
          affiliates........                      (458,219)                          458,219
        Payables to
          affiliates........                                       615,007          (458,219)      156,788
        Inventories.........                        12,117         (48,526)                        (36,409)
        Prepaid expenses
          and other assets..       (15,500)        373,673         406,837                         765,010
        Accounts payable....        58,575        (296,543)      1,709,628                       1,471,660
        Accrued expenses....       129,633       1,293,712       3,202,502                       4,625,847
                               -------------  --------------  -------------     -------------- ------------
     Net cash flows from
        operating activities      (169,909)      3,340,131       5,565,624                       8,735,846
                               -------------  --------------  -------------     -------------- ------------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Business acquisition and
     licensing costs........                                      (104,337)                       (104,337)
   Construction project
     development costs......      (318,731)                     (3,674,174)                     (3,992,905)
   Purchase of property and
     equipment..............                      (489,674)     (1,093,029)                     (1,582,703)
   Proceeds from sale of
     property and equipment.                        18,000           7,560                          25,560
                               -------------  --------------  -------------     -------------- ------------

     Net cash flows from
        investing activities      (318,731)       (471,674)     (4,863,980)                     (5,654,385)
                               -------------  --------------  -------------     -------------- ------------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Deferred financing costs.                        (3,050)         (1,984)                         (5,034)
   Principal payments on
     debt...................                    (1,475,545)     (2,309,729)                     (3,785,274)
   Proceeds from senior
     credit facilities......                                     1,000,000                       1,000,000
   Member distributions.....       493,146      (1,174,013)       (230,334)                       (911,201)
                               -------------  --------------  -------------     -------------- ------------

     Net cash flows from
        financing activities       493,146      (2,652,608)     (1,542,047)                     (3,701,509)
NET DECREASE IN CASH AND
   CASH EQUIVALENTS.........         4,506         215,849        (840,403)                       (620,048)
CASH AND CASH EQUIVALENTS
   AT BEGINNING OF YEAR.....        (1,211)      3,433,915       7,071,312                      10,504,016
                               -------------  -------------   -------------      ------------- ------------
CASH AND CASH EQUIVALENTS
   AT END OF YEAR...........   $     3,295    $  3,649,764    $  6,230,909                     $ 9,883,968
                               =============  =============   =============      ============  ============



                                                       Three Months Ended March 31, 2004
                              ------------------------------------------------------------------------------------------
                                 Parent         Subsidiary      Subsidiary
                               Co-Issuer -      Co-Issuer -     Guarantor -                   Consolidating
                                  PGL              DJL             OED            Other       Adjustments       Consolidated
                               -------------  -------------  ---------------  -------------   -------------    --------------

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net loss.................   $ (2,620,831)  $    669,370   $  (3,369,858)    $   79,657    $  2,620,831      $  (2,620,831)

   Adjustments to reconcile
     net loss to net cash
     flows from operating
     activities:
     Depreciation and
        amortization........                       577,034       2,319,029                                         2,896,063
     Provision for doubtful
        accounts............                        31,481                                                            31,481
     Amortization of
        deferred financing
        costs and bond
        discount............                       298,080         508,469                                           806,549
     Loss from equity
        investment in
        subsidiaries........      2,620,831                                                    (2,620,831)
   Changes in operating
     assets and liabilities:
     Restricted cash-purse
        settlements.........                                    (2,801,846)                                       (2,801,846)
     Receivables............                       (40,988)        153,310                                           112,322
     Receivables from
        affiliates..........                      (370,220)                        51,594         318,626
     Payables to affiliates.                                       493,626                       (493,626)
     Inventories............                         3,968          12,713                                            16,681
     Prepaid expenses and
        other assets........                        50,466        (554,032)                                         (503,566)
     Accounts payable.......                      (140,277)      3,496,621                                         3,356,344
     Accrued expenses.......                    (2,397,958)     (3,115,029)      (175,000)                        (5,687,987)
                               -------------  -------------  ---------------  -------------   -------------    --------------
Net cash flows from
   operating activities.....                    (1,319,044)     (2,856,997)       (43,749)       (175,000)        (4,394,790)
                               -------------  -------------  ---------------  -------------   -------------    --------------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Business acquisition and
     licensing costs........                                       (68,504)                                          (68,504)
   Racino project
     development costs......                                   (16,888,572)                                      (16,888,572)
   Proceeds from (deposits
     to) restricted cash -
     racino project, net....                                    13,011,173                                        13,011,173
   Maturity and sale of
     restricted investments.                                     7,919,351                                         7,919,351
   Purchase of property and
     equipment..............                      (404,148)       (377,532)                                         (781,680)
                               -------------  -------------  ---------------  -------------   -------------    --------------
Net cash flows from
   investing activities.....                      (404,148)      3,595,916                                         3,191,768
                               -------------  -------------  ---------------  -------------   -------------    --------------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Principal payments on
     debt...................                      (150,000)     (1,292,026)                                       (1,442,026)
   Proceeds from FF&E
     credit facility........                                     3,467,507                                         3,467,507
   Member distributions.....                    (1,154,446)       (218,749)        43,749         175,000         (1,154,446)
                               -------------  -------------  ---------------  -------------   -------------    --------------

Net cash flows from
   financing activities.....                    (1,304,446)      1,956,732         43,749         175,000            871,035
                               -------------  -------------  ---------------  -------------   -------------    --------------


NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                    (3,027,638)      2,695,651                                          (331,987)
CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD...                    12,655,641       8,502,654                                        21,158,295
                               -------------  -------------  ---------------  -------------   -------------    --------------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD.........                  $  9,628,003   $  11,198,305                                     $  20,826,308
                               =============  =============  ==============   =============   =============    ==============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report.


FORWARD LOOKING STATEMENTS

         Some statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include the words "may," "will," "estimate," "intend," "continue," "believe," "expect," or "anticipate" and other similar words. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management's reasonable estimates of future results or trends. Although we believe that the plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved. Actual results may differ from projected results due, but not limited, to unforeseen developments, as set forth in our Annual Report on Form 10-K for the year ended December 31, 2004. Unless the context requires otherwise, references to the "Company," "our," "us" and "we" refer to PGL, DJL, PGC and OED.


OVERVIEW

         We own and operate (i) the Diamond Jo riverboat casino in Dubuque, Iowa with 749 slot machines and 19 table games, (ii) the Evangeline Downs racino development with 1,627 slot machines and a one-mile horse racetrack in Opelousas, Louisiana and (iii) two OTBs, one in Port Allen, Louisiana and one in New Iberia, Louisiana.


RESULTS OF OPERATIONS

         Our results of operations discussed below include the consolidated results of operations of the Company, DJL, and OED for the three months ended March 31, 2005 and March 31, 2004 and the results of operations of OEDA for the three months ended March 31, 2004 as OEDA was spun-off on June 30, 2004.


Statement of Operations Data

                                                    Three Months Ended
                                                        March 31,
                                                 2005                2004
                                             ---------------     ------------

    General corporate                        $     (652,566)
    Diamond Jo                                    3,183,167      $  3,106,639
    Evangeline Downs (including OEDA
       for the three months ended March
       31, 2004)                                  4,049,405         1,998,173
                                             ---------------     ------------
    Income from operations                   $    6,580,006      $  5,104,812
                                             ===============     =============


                                                        Diamond Jo                                     OED

                                               Three Months Ended March 31,               Three Months Ended March 31,
                                                 2005                2004                  2005                  2004
                                           ----------------    --------------          ---------------      ----------------
  Revenues:
    Casino                                 $    13,071,184     $  12,094,244           $   22,366,740       $    18,099,105
    Racing                                                                                  3,338,269             3,578,762
    Video poker                                                                               607,946               786,841
    Food and beverage                              615,799           687,409                2,376,305             2,130,391
    Other                                           55,925            58,869                  195,009               142,248
    Less promotional
     allowances                                   (257,709)         (662,522)              (1,165,003)           (1,349,951)
                                           ----------------    --------------          ---------------      ----------------
    Net revenues                                13,485,199        12,178,000               27,719,266            23,387,396
                                           ----------------    --------------          ---------------      ----------------
  Expenses:
    Casino                                       6,110,776         5,463,590               11,978,525            10,000,396
    Racing                                                                                  2,741,972             2,990,987
    Video poker                                                                               467,489               536,312
    Food and beverage                              626,806           619,934                1,706,780             1,654,799
    Boat operations                                579,362           573,061
    Other                                           10,446            23,162                   87,314               101,831
    Selling, general and
       administrative                            1,905,100         1,793,310                3,427,993             3,308,211
     Depreciation and
       amortization                              1,008,568           577,034                2,929,283             2,319,029
     Pre-opening expense                                                                       39,350               221,283
     Development expense                            36,750            21,270                   45,703
     (Gain) loss on disposal of
       assets                                       24,224                                    (61,662)
     Affiliate management
       fees                                                                                    307,114              256,375
                                           ----------------    --------------          ---------------      ----------------
    Total expenses                              10,302,032         9,071,361               23,669,861            21,389,223
                                           ----------------    --------------          ---------------      ----------------
    Income (loss) from
      operations                           $     3,183,167     $   3,106,639           $     4,049,405      $     1,998,173
                                           ================    ==============          ================     ================



Three months ended March 31, 2005 Compared to Three months ended March 31, 2004

         Net revenues increased $5.6 million, or 15.9%, to $41.2 million for the three months ended March 31, 2005 from $35.6 million for the three months ended March 31, 2004. The majority of this increase is due to an increase in OED's casino revenues of $4.3 million to $22.4 million for the three months ended March 31, 2005 from $18.1 million for the three months ended March 31, 2004. This increase was primarily due to an increase in coin-in of 12.2% over the same period. Refocused promotional efforts along with improvements to OED's slot product at the end of 2004 contributed to the casino revenue growth. Daily casino win per position at OED increased 15.8% to $151 for the three months ended March 31, 2005 from $130 for the three months ended March 31, 2004. Diamond Jo's casino revenues increased $1.0 million, or 8.1% to $13.1 million for the three months ended March 31, 2005 from $12.1 million for the three months ended March 31, 2004.

         Casino revenues at the Diamond Jo were derived 88.2% from slot machines and 11.8% from table games for the three months ended March 31, 2005 compared to 87.7% from slot machines and 12.3% from table games for the three months ended March 31, 2004. Diamond Jo's slot revenue increased $0.9 million, or 8.7%, for the three months ended March 31, 2005 compared to the three months ended March 31, 2004, primarily due to an increase in coin-in of 6.1% over the same period. Diamond Jo's table game revenue increased $0.1 million, or 3.5%, for the three months ended March 31, 2005 compared to the three months ended December 31, 2004, primarily due to a 4.7% increase in table drop over the same period. Similar to that of OED, management believes that a significant portion of the increase in slot and table game revenues can be attributed to refocused promotional efforts together with improvements to DJL's slot product at the end of 2004. Consistent with an increase in casino revenue, our casino win per gaming position per day at the Diamond Jo increased to $165 for the three months ended March 31, 2005 from $151 for the three months ended March 31, 2004. For the three months ended March 31, 2005, our casino win per admission at the Diamond Jo increased to $56 from $52 for the three months ended March 31, 2004.

         Casino gaming win in the entire Dubuque market increased 3.0% to $22.8 million for the three months ended March 31, 2005 from $22.1 million for the three months ended March 31, 2004. Our share of the Dubuque market casino gaming win increased to 57.4% for the three months ended December 31, 2005 from 54.7% for the three months ended March 31, 2004. For the three months ended March 31, 2005, our share of the Dubuque market casino admissions increased to 53.2% from 52.2% for the three months ended March 31, 2004.

         Racing revenues at OED for the three months ended March 31, 2005 were $3.3 million compared to $3.6 million for the three months ended March 31, 2004. The decrease in racing revenues was attributed to an overall decline in industry handle, relocation of our Carencro OTB facility to Opelousas, loss of stall rental income during our relocation and the timing of a 2004 horse sale.

         Video poker revenues at OED for the three months ended March 31, 2005 were $0.6 million compared to $0.8 million for the three months ended March 31, 2004. The decrease in video poker revenues was attributed to an increase in competition in the video poker market due to the addition of two new truck stop venues offering video poker within one mile of our Port Allen OTB.

         Net food and beverage revenues, other revenues and promotional allowances increased $0.8 million during the three months ended March 31, 2005 compared to the three months ended March 31, 2004 due primarily to a reduction in complimentary expenses included in promotional allowances of approximately $0.6 million.

         Casino operating expenses increased $2.6 million to $18.1 million for the three months ended March 31, 2005 from $15.5 million for the three months ended March 31, 2004 due primarily to an increase in casino expenses at OED of $2.0 million primarily related to purse supplements and gaming taxes which are based on net casino revenues and casino related payroll. Casino expenses at the Diamond Jo increased $0.6 million primarily related to an increase in gaming revenues and an increase in the gaming tax rate from 20% to 22% effective July 1, 2004.

         Racing expenses decreased 8.3% to $2.7 million for the three months ended March 31, 2005 from $3.0 million for the three months ended March 31, 2004 due primarily to a decline in simulcast related purse supplements, racing taxes and signal fee expenses, which management believes is consistent with an overall decline in simulcast racing revenues in the horse racing industry in Louisiana.

         Video poker expenses remained substantially unchanged at $0.5 million for the three months ended March 31, 2005 and 2004.

         Food and beverage expenses remained substantially unchanged at $2.3 million for the three months ended March 31, 2005 and 2004. Boat operation expenses at the Diamond Jo remained substantially unchanged at $0.6 million for the three months ended March 31, 2005 and March 31, 2004. Other expenses remained substantially unchanged at $0.1 million for the three months ended March 31, 2005 and 2004.

         Selling, general and administrative expenses increased $0.8 million to $5.9 million for the three months ended March 31, 2005 from $5.1 million for the three months ended March 31, 2004. This increase was due to an increase in marketing promotions of approximately $450,000 and an increase in professional services expenses of approximately $186,000.

         Depreciation and amortization expenses increased to $3.9 million for the three months ended March 31, 2005 from $2.9 million for the three months ended March 31, 2004 due primarily to an increase in depreciation related to the purchase of 783 new slot machines by DJL and OED during the fourth quarter of 2004 in addition to depreciation related to the opening of the second phase of OED's racino, dirt horse racetrack and related facilities, which opened to the public on November 22, 2004. During the first quarter of 2005 and 2004, we performed our annual impairment test on goodwill and indefinite lived intangible assets and determined that the estimated fair value exceeded its carrying value as of that date. Based on that review, management determined that there was no impairment of goodwill and indefinite lived intangible assets.

         Pre-opening expenses of $0.2 million for the three months ended March 31, 2004 relate to payroll and other expenses incurred by OED with respect to start-up activities surrounding the racino project. Development expenses of approximately $0.1 million for the three months ended March 31, 2005 relate to expenses incurred under an exclusive agreement with the Worth County Development Authority pursuant to which the parties agreed to jointly submit an application for a license to operate a gaming facility in Worth County, Iowa. Under this agreement, and subject to certain conditions and limitations contained therein, we have agreed to design, construct, operate and manage a casino with no less than 700 gaming positions (on an approved body of water of sufficient size to meet state requirements) and a two-phase 100-room hotel development (upon obtaining an acceptable third-party investment). Affiliate management fees of $0.3 million for each of the three months ended March 31, 2005 and March 31, 2004 relate to management fees paid to related parties under a consulting agreement at OED.

         Income from operations increased $1.5 million to $6.6 million for the three months ended March 31, 2005 from $5.1 million for the three months ended March 31, 2004. Income from operations at OED and DJL increased by $2.1 million and $0.1 million, respectively, both primarily due to the increase in casino revenues as discussed above offset by general corporate expenses of $0.7 million.

         Net interest expense, including interest expense related to DJL's redeemable preferred member interests, decreased $1.0 million to $6.8 million for the three months ended March 31, 2005 from $7.8 million for the three months ended March 31, 2004. This decrease is primarily due to the refinancing of the Company's long term debt with lower interest rates during the second quarter of 2004. Interest expense of approximately $0.2 million was capitalized as part of the racino construction at OED during the three months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating, Investing and Financing Activities

         Our cash balance decreased $0.6 million during the three months ended March 31, 2005 to $9.9 million from $10.5 million at December 31, 2004.

         Cash flows from operating activities increased by $13.1 million to proceeds of $8.7 million for the three months ended March 31, 2005 compared to a use of $4.4 million for the three months ended March 31, 2004. The increase is primarily due to an increase in working capital of $9.8 million due primarily to the timing of interest payments as a result of the refinancing of the Company's long term debt at lower interest rates during the second quarter of 2004 and a decrease in net loss to common members' interest of $2.4 million.

         Cash flows used in investing activities for the three months ended March 31, 2005 was $5.7 million consisting of cash outflows of (i) payments of approximately $4.0 million for construction, architecture fees and other development costs associated with the racino project at OED and the Worth County development project and (ii) net cash outflows of approximately $1.6 million used for capital expenditures mainly related to the development of our new OTB in Henderson, Louisiana and the acquisition of slot machine conversions.

         Cash flows used in financing activities for the three months ended March 31, 2005 of $3.7 million reflects proceeds from advances under the revolver portion of the PGL Credit Facility of $1.0 million. These proceeds were offset by (i) aggregate principal payments on borrowings under the revolver portion of the PGL Credit Facility of $1.2 million, (ii) aggregate principal payments under the term loan portion of the PGL Credit Facility of $1.0 million,
(iii) aggregate principal payments on notes payable of $1.6 million and (iv) member distributions of approximately $0.9 million.

         As of March 31, 2005, the Company had $13.7 million and $11.7 million outstanding under the revolver portion and term loan portion of the PGL Credit Facility, respectively. In addition, as of March 31, 2005, the Company had outstanding letters of credit of approximately $4.0 million.


Financing Activities

         Our financing activities will have several important effects on our future operations and are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. There have been no significant changes to the Company's financing activities during the three months ended March 31, 2005.


Liquidity

         In addition to our cash on hand, we currently have the following sources of funds for our business: (i) cash flows from OED's casino and racetrack operations, (ii) cash flows from DJL's casino operations and (iii) available borrowings under the PGL Credit Facility. The available borrowing amount at March 31, 2005, after reductions for amounts borrowed and letters of credit outstanding at OED and DJL, was $17.3 million. In April 2005, a $3.2 million letter of credit issued as collateral for the Term Loan portion of the PGL Credit Facility was released which increased the available borrowings under the facility by the same amount.

         We expect our remaining capital expenditures in 2005, excluding any amounts related to the racino project development, development of a new gaming property in Worth County, Iowa and development of new OTB facilities, to be approximately $2.0 million. Remaining capital expenditures in 2005 include an estimated $0.3 million and $1.0 million relating to the racino project development and the development of our new OTB near Henderson, Louisiana, respectively. Our debt maturities for the next twelve months (excluding discount) are expected to be approximately $8.2 million. Based on our cash on hand, expected cash flows from operations and our available sources of financing, we believe we will have adequate liquidity to satisfy our operating needs and service our outstanding indebtedness for the next twelve months.

         On May 11, 2005, the Iowa Racing and Gaming Commission granted DJW a gaming license to operate an excursion gambling boat in Northwood, Iowa. We plan to finance the estimated cost of the Worth County project of approximately $40.4 million through a permitted $15 million increase in available borrowings under our senior credit facility for a new gaming facility, equipment financing from manufacturers and lending institutions and cash flows from operations. If cash flows from operations are not sufficient, we may need to seek additional borrowings.

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


Recent Developments

         On Friday, May 13, 2005, OED temporarily suspended horse racing at its racetrack in Opelousas, Louisiana due to certain track surface irregularities. While the Company is still investigating the matter, based on preliminary internal reports, the Company does not believe that the costs of repair or any lost revenue will have a material adverse effect on its liquidity or financial condition. Additionally, the Company does not expect the temporary suspension to prevent OED from operating the minimum number of racing days required by applicable gaming laws.



CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

         Our future contractual obligations related to long-term obligations and operating leases at December 31, 2004 updated to include our obligation associated with DJL's Rebuild Iowa Infrastructure Fund assessment as discussed in note 5 to the financial statements, are as follows (in millions of dollars):


                                                                    Payments due by Period
                                            -----------------------------------------------------------------------
Contractual Obligations                        Total        Less Than    1 - 3 Years    4 - 5 Years    Thereafter
                                                             1 Year
------------------------------------------  -------------  ------------  -------------  ------------  -------------

Long-Term Debt...........................   $      283.3   $       9.1   $       18.0   $      15.7   $      240.5
Interest on Long-Term Debt...............          159.1          23.6           45.4          43.2           46.9
Operating Leases.........................            1.7           1.1            0.5           0.1
Purchase Commitments.....................            1.1           0.3            0.4           0.2            0.2
Litigation Settlement and Other..........            3.2           1.5            1.6           0.1
                                            -------------  ------------  -------------  ------------  -------------
Total Contractual Cash Obligations.......   $      448.4   $      35.6   $       65.9   $      59.3   $      287.6
                                            =============  ============  =============  ============  =============


         The following shows our contingent obligations at December 31, 2004 based on expiration dates (in millions):

                                           Less Than  1 - 3  4 - 5
                                             1 Year   Years  Years   Thereafter
                                           ---------  -----  ------  ----------

     Standby letters of credit..........   $    4.0

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We periodically evaluate our policies and the estimates and assumptions related to these policies. All of our subsidiary companies operate in a highly regulated industry. In our Iowa and Louisiana operations, we are subject to regulations that describe and regulate operating and internal control procedures. The majority of our casino revenue is in the form of cash, personal checks, credit cards or gaming chips and tokens, which by their nature do not require complex estimates. We estimate certain liabilities including our slot club liabilities, outstanding gaming chip, token and pari-mutuel ticket liability, self-insure medical and workers compensation liabilities. We believe that these estimates are reasonable based on our past experience with the business and based upon our assumptions related to possible outcomes in the future. Future actual results will likely differ from these estimates.

         Understanding our critical accounting policies and related risks is important in evaluating our financial conditions and results of operations. The critical accounting policies used in preparation of the Company's financial statements involve a significant use of management judgment on matters that are inherently uncertain and are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. If actual results differ significantly from management's estimates, there could be a material effect on our financial condition, results of operations and cash flows. Management regularly discusses the identification and development of these critical accounting policies with the Audit Committee of the Board of Managers. There have been no significant changes to the Company's critical accounting policies during the three months ended March 31, 2005.

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

         We are exposed to interest rate risk due to changes in interest rates with respect to our long-term variable interest rate debt borrowing under the PGL Credit Facility. As of March 31, 2005, the Company had $25.4 million in outstanding borrowings under the PGL Credit Facility, including borrowings under the term loan portion of such facility, that have variable interest rates. We have estimated our market risk exposure using sensitivity analysis. We have defined our market risk exposure as the potential loss in future earnings and cash flow with respect to interest rate exposure of our market risk sensitive instruments assuming a hypothetical increase in market rates of interest of one percentage point. Assuming we borrow the maximum amount allowed under the PGL Credit Facility (currently an aggregate amount of $46.7 million) and if market rates of interest on our variable rate debt increased by one percentage point, the estimated additional annual interest expense would be approximately $0.5 million.

         We are also exposed to fair value risk due to changes in interest rates with respect to our long-term fixed interest rate debt borrowings. Our fixed rate debt instruments are not generally affected by a change in the market rates of interest, and therefore, such instruments generally do not have an impact on future earnings. However, future earnings and cash flows may be impacted by changes in interest rates related to indebtedness incurred to fund repayments as such fixed rate debt matures. The following table contains information relating to our fixed rate debt borrowings as of March 31, 2005 (dollars in millions):


                                                                             Interest     Carrying    Fair
Description                                                   Maturity         Rate        Value     Value
--------------------------------------------------------  ----------------  ----------    --------  -------

8 3/4% senior secured notes............................   April 15, 2012       8 3/4%     $ 230.0   $ 226.0
13% senior secured notes with contingent interest of
   OED.................................................   March 1, 2010           13%         6.8       6.9
Revolving line of credit...............................   June 16, 2008        6 3/4%        13.7      13.7
Term loan..............................................   June 16, 2008        8 1/4%        11.7      11.7
Note payable...........................................   October 1, 2010      8 3/4%         3.3       3.3
Note payable...........................................   October 1, 2007          0%         3.4       3.1
Note payable...........................................   October 1, 2007          0%         3.6       3.3
Note payable...........................................   November 1, 2005         0%         0.1       0.1
Note payable...........................................   November 1, 2005         0%         0.7       0.7
Note payable...........................................   July 1, 2005         9 1/2%         0.1       0.1
Preferred members' interest, redeemable................   October 13, 2006         9%         4.0       4.0

______________
* Represents fair value as of March 31, 2005 based on information provided by an independent investment banking firm.

ITEM 4.  CONTROLS AND PROCEDURES

         Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Securities Exchange Act of 1934, as amended) as of March 31, 2005, have concluded that as of such date the Company's disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

         Changes in internal controls. There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting during our first quarter.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         In October 2003, OED filed a Petition for Declaratory Judgment in state court in St. Landry Parish, Louisiana, naming the Secretary of the Department of Revenue and Taxation for the State of Louisiana, the St. Landry Parish School Board and the City of Opelousas, seeking a definitive ruling on the extent of its tax liability and seeking to prevent Louisiana state and local governmental authorities from assessing sales taxes in connection with its construction and equipping of the Evangeline Downs casino and racetrack. Louisiana law provides that racetracks are not required to pay taxes other than those provided in the racing statutes and that taxes and fees provided in the racing statutes are in lieu of, among other things, all other state and local taxes, including sales taxes. In response to a request by OED for clarification of its tax status, the State of Louisiana Department of Revenue delivered a letter to OED, dated April 9, 2001, confirming that all purchases of tangible personal property and taxable services by pari-mutuel racetracks and off-track betting facilities are exempt from the payment of sales tax. In a response filed by the City of Opelousas with the district court in February 2005, the City of Opelousas has generally argued that the exemption under the racing statutes should not extend to the purchase of goods, materials and services for non-racing operations, which include, for example, the operation of slot machines, restaurants, lounges and shops.

         OED has paid all applicable sales taxes relating to the purchase of slot machines at the casino, but has not paid sales taxes relating to the construction of the facility or the purchase of other tangible personal property in connection therewith. OED's motion for summary judgment is currently pending before the district court, and a hearing on the motion is scheduled for July 2005. Based on the advice of outside regulatory counsel, OED is optimistic that the district court will agree with the position articulated by the Department of Revenue and Taxation and render summary judgment in OED's favor. If the issue, however, is ultimately determined adversely to OED, and OED is required to pay sales taxes on its non-racing related activities, based upon current estimates and depending on how the issue is ultimately resolved, such taxes could range from $1.5 million to $8 million.

         Other than as described above, neither we nor our subsidiaries are a party to, and none of our nor our subsidiaries' property is the subject of, any other pending legal proceedings other than litigation arising in the normal course of business. We do not believe that adverse determinations in any or all such other litigation would have a material adverse effect on our financial condition, results of operations or cash flows.


Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

   None.


Item 3.  Defaults Upon Senior Securities

   None.


Item 4.  Submission of Matters for a Vote of Security Holders

   None.


Item 5.  Other information

   None.

Item 6.  Exhibits

(a)  Exhibits


Exhibit
Number     Description
---------- ---------------------------------------------------------------------

31.1 Certification of M. Brent Stevens, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 15d-l4 of the Securities Exchange Act, as amended.

31.2 Certification of Natalie A. Schramm, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 15d-14 of the Securities Exchange Act, as amended.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dubuque, State of Iowa on May 16, 2005.

                                      PENINSULA GAMING, LLC

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