Form 10-Q
period 2005-06-30
DIAMOND JO, LLC; PENINSULA GAMING CORP.; Peninsula Gaming, LLC
filed 2005-08-16
CIK 1095997, 1235662, 1299109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒                                 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005.

or

☐                                 Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                                                                 to

Commission File Number:  333-88829

DIAMOND JO, LLC	PENINSULA GAMING, LLC	PENINSULA GAMING CORP.
(Exact name of registrants as specified in their charter)	(Exact name of registrants as specified in their charter)	(formerly known as The Old Evangeline Downs Capital Corp.) (Exact name of registrants as specified in their charter)

DELAWARE	DELAWARE	DELAWARE
(State or other jurisdiction of incorporation or organization)	(State or other jurisdiction of incorporation or organization)	(State or other jurisdiction of incorporation or organization)

42-1483875	20-0800583	25-1902805
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

3rd Street Ice Harbor, PO Box 1750
Dubuque, Iowa 52001
(563) 583-7005

(Address, including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No   ☒

All of the common equity interests of Peninsula Gaming, LLC (the “Company”) are held by Peninsula Gaming Partners, LLC.  All of the common equity interests of Diamond Jo, LLC, The Old Evangeline Downs, L.L.C., Diamond Jo Worth Holdings, LLC and Peninsula Gaming Corp. are held by the Company.  All of the common equity interests of Diamond Jo Worth, LLC and DJW Corp. are held by Diamond Jo Worth Holdings, LLC.

PENINSULA GAMING, LLC
INDEX TO FORM 10-Q

Part I - Financial Information

Item 1 - Financial Statements

Peninsula Gaming, LLC:
Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2005 and December 31, 2004
Condensed Consolidated Statements of Operations (Unaudited) for Three and Six Months Ended June 30, 2005 and 2004
Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2005 and 2004
Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Item 4 - Controls and Procedures

Part II - Other Information

Item 1 - Legal Proceedings
Item 6 - Exhibits

Signatures

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PENINSULA GAMING, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2005	December 31, 2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,950,405	$10,504,016
Restricted cash - purse settlements	7,705,692	3,671,331
Accounts receivable, less allowance for doubtful accounts of $50,330 and $47,426, respectively	1,040,099	816,058
Inventories	323,108	243,336
Prepaid expenses	1,139,692	2,183,711
Total current assets	19,158,996	17,418,452

PROPERTY AND EQUIPMENT, NET	128,028,140	126,163,076

OTHER ASSETS:
Deferred financing costs, net of amortization of $2,456,060 and $1,437,903, respectively	12,815,332	13,311,935
Goodwill	53,083,429	53,083,429
Licenses and other intangibles	33,764,808	32,562,289
Deposits and other assets	1,441,069	530,159
Total other assets	101,104,638	99,487,812

TOTAL	$248,291,774	$243,069,340

LIABILITIES AND MEMBER’S DEFICIT

CURRENT LIABILITIES:
Accounts payable	$3,203,581	$3,801,985
Construction projects payable	5,921,873	4,711,861
Purse settlement payable	9,322,069	5,040,312
Accrued payroll and payroll taxes	2,861,178	2,615,915
Accrued interest	4,844,914	4,973,545
Other accrued expenses	5,997,842	4,396,194
Payable to affiliate	69,383	100,973
Current maturity of long-term debt	7,391,508	8,630,008
Total current liabilities	39,612,348	34,270,793

LONG-TERM LIABILITIES:
8 3/4% senior secured notes, net of discount	230,098,616	229,945,650
13% senior secured notes, net of discount	6,804,455	6,796,576
Senior secured credit facilities	21,100,000	13,887,764
Term loan	6,666,667	8,666,667
Notes payable	6,257,405	7,451,248
Other accrued expenses	200,000	650,000
Preferred members’ interest, redeemable	4,000,000	4,000,000
Total long-term liabilities	275,127,143	271,397,905
Total liabilities	314,739,491	305,668,698

COMMITMENTS AND CONTINGENCIES

MEMBER’S DEFICIT	(66,447,717)	(62,599,358)

TOTAL	$248,291,774	$243,069,340

See notes to condensed consolidated financial statements (unaudited).

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
REVENUES:
Casino	$34,353,108	$28,813,123	$69,791,032	$59,006,472
Racing	3,707,820	5,794,053	7,046,089	9,372,815
Video Poker	546,897	699,987	1,154,843	1,486,828
Food and beverage	3,206,137	2,957,716	6,198,243	5,775,515
Other	300,080	408,084	551,011	609,201
Less promotional allowances	(1,971,083)	(2,107,294)	(3,393,795)	(4,119,767)
Total net revenues	40,142,959	36,565,669	81,347,423	72,131,064

EXPENSES:
Casino	17,539,483	14,764,654	35,628,783	30,228,639
Racing	3,379,103	4,904,073	6,121,075	7,895,060
Video Poker	448,690	546,486	916,179	1,082,797
Food and beverage	2,390,715	2,495,582	4,724,301	4,770,315
Boat operations	515,960	545,986	1,095,322	1,119,047
Other	81,461	389,286	179,222	514,281
Selling, general and administrative	6,400,108	5,314,527	12,332,543	10,416,047
Depreciation and amortization	3,967,905	2,959,151	7,905,756	5,855,214
Pre-opening expense	61,300	50,997	100,650	272,280
Development expense	400,341	37,961	536,018	59,231
Affiliate management fees	306,273	149,577	613,387	400,000
Loss on disposal of assets	130,319	192	92,881	192
Total expenses	35,621,658	32,158,472	70,246,117	62,613,103

INCOME FROM OPERATIONS	4,521,301	4,407,197	11,101,306	9,517,961

OTHER INCOME (EXPENSE):
Interest income	27,862	72,518	41,335	129,603
Interest expense, net of amounts capitalized	(6,779,560)	(6,508,686)	(13,465,322)	(14,201,413)
Interest expense related to preferred members’ interest, redeemable	(90,000)	(90,000)	(180,000)	(180,000)
Loss on early retirement of debt		(37,566,234)		(37,566,234)
Total other expense	(6,841,698)	(44,092,402)	(13,603,987)	(51,818,044)

NET LOSS TO COMMON MEMBER’S INTEREST	$(2,320,397)	$(39,685,205)	$(2,502,681)	$(42,300,083)

See notes to condensed consolidated financial statements (unaudited).

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,502,681)	$(42,300,083)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	7,905,756	5,855,214
Provision for doubtful accounts	58,566	51,231
Amortization of deferred financing costs and bond discount (including $13.8 million of write-off of deferred financing costs and bond discount in 2004)	1,449,064	15,168,966
Loss on disposal of assets	92,881	192
Changes in operating assets and liabilities:
Receivables	(282,607)	(689,737)
Payable to affiliate	(31,590)
Inventories	(79,772)	60,276
Prepaid expenses and other assets	133,109	(505,388)
Accounts payable	3,683,353	1,982,186
Accrued expenses	792,410	(5,139,174)
Net cash flows from operating activities	11,218,489	(25,516,317)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash - purse settlements	(4,034,361)	(1,490,767)
Business acquisition and licensing costs	(1,202,519)	(145,135)
Construction project development costs	(5,116,400)	(24,269,777)
Proceeds from (deposits to) restricted cash - racino project, net		20,013,291
Maturity and sale of restricted investments		15,778,883
Purchase of property and equipment	(3,570,019)	(1,423,414)
Proceeds from sale of property and equipment	33,037	1,800
Net cash flows from investing activities	(13,890,262)	8,464,881

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(44,181)	(13,278,420)
Principal payments on debt	(8,691,979)	(220,836,032)
Proceeds from senior credit facilities	11,200,000	15,887,764
Proceeds from term loan		14,666,667
Proceeds from FF&E credit facility		3,467,507
Proceeds from senior secured notes		229,728,680
Member distributions	(1,345,678)	(6,150,955)
Net cash flows from financing activities	1,118,162	23,485,211

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,553,611)	6,433,775

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,504,016	21,158,295

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,950,405	$27,592,070

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$12,115,358	$19,120,126

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property additions acquired on construction payable which were accrued, but not paid	$4,207,873	$7,333,246
Deferred financing costs which were accrued, but not paid	475,870	130,636

See notes to condensed consolidated financial statements (unaudited).

PENINSULA GAMING, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                   Organization and Basis of Presentation

Peninsula Gaming, LLC (“PGL” or the “Company”), a Delaware limited liability company, is a holding company with no independent operations whose sole assets are its equity interests in its subsidiaries.  PGL’s subsidiaries consist of: (i) Diamond Jo, LLC, a Delaware limited liability company (“DJL”), that owns and operates the Diamond Jo riverboat casino in Dubuque, Iowa; (ii) The Old Evangeline Downs, L.L.C., a Louisiana limited liability company (“OED”), that owns and operates the Evangeline Downs Racetrack and Casino, or racino, in St. Landry Parish, Louisiana and three off-track betting (“OTB”) parlors in Louisiana; (iii) Diamond Jo Worth Holdings, LLC, a Delaware limited liability company (“DJWH”) and (iv) Peninsula Gaming Corp. (“PGC”), a Delaware limited liability company with no assets or operations formed solely to facilitate the offering by OED of its 13% senior secured notes (the “OED Notes”) in February 2003 and the Company’s 8 3/4% senior secured notes due 2012 (the “Peninsula Gaming Notes”) in March 2004.  DJWH is a holding company with no independent operations whose sole assets are its equity interests in its subsidiaries.  DJWH’s subsidiaries consist of: (i) Diamond Jo Worth, LLC, a Delaware limited liability company (“DJW”), formed in October 2004 for the purpose of obtaining a gaming license in Worth County, Iowa and (ii) DJW Corp. (“DJWC”), a Delaware limited liability company with no assets or operations formed solely to facilitate the offering by DJW of its 11% senior secured notes due 2012 (the “DJW Notes”) in July 2005.  The Company is a wholly owned subsidiary of Peninsula Gaming Partners, LLC (“PGP”), a Delaware limited liability company.

The Company, DJL and PGC are co-issuers of the Peninsula Gaming Notes which are registered with the U.S. Securities and Exchange Commission (the “SEC”).  During the reporting period, OED and DJW were guarantors of the Peninsula Gaming Notes and the equity of DJL, OED and DJW was pledged as collateral securing obligations under the Peninsula Gaming Notes.  In July 2005, in connection with the offering of the DJW Notes, DJW was designated as an “unrestricted subsidiary” under the indenture governing the Peninsula Gaming Notes and the liens on the assets and capital stock of DJW under the Peninsula Gaming Notes were released.  The equity of DJL and OED are also pledged as collateral securing obligations under PGL’s senior secured credit facility.

On May 11, 2005, DJW, in connection with its exclusive agreement with the Worth County Development Authority, was granted a gaming license by the Iowa Racing and Gaming Commission to operate a moored barge in Worth County, Iowa.  DJW began construction of the casino in June 2005.  Current plans for the casino include:

•                  a casino with approximately 500 slot machines, 12 table games and 5 poker tables;

•                  parking spaces for approximately 600 vehicles; and

•                  several dining options, including a 150 seat coffee shop and two fast food dining outlets.

The total estimated costs to acquire land and design, develop, construct, equip and open the casino is expected to be approximately $40.8 million.  In addition, the Company plans to contribute $1.0 million to DJW to construct a water treatment facility which will benefit the local community.  DJW has entered into a guaranteed maximum price construction contract to cover approximately $21.6 million of the construction costs.

Beginning in the second quarter of 2005, DJW began to incur pre-opening expenses and capitalizable costs related to the design and development of the Worth County facility. In addition, as a condition for granting the gaming license, DJW is required to pay to the State of Iowa a license fee of $5.0 million, payable in five $1.0 million annual installments beginning in June 2005.  This first installment was paid and recorded as an intangible asset.

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

The financial statements contained herein should be read in conjunction with the audited financial statements and accompanying notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  Accordingly, footnote disclosure which would substantially duplicate the disclosure in the audited financial statements have been omitted in the accompanying unaudited financial statements.

2.                   Summary of Significant Accounting Policies

Goodwill and Licenses and Other Intangible Assets — At June 30, 2005 and December 31, 2004, goodwill and licenses and other intangibles consists of goodwill associated with the purchase of the Diamond Jo riverboat casino, the acquired licenses and tradename associated with the purchase of OED and the gaming license at DJW as discussed above.  Such assets have indefinite lives.  To the extent the purchase price exceeded the fair value of the net identifiable assets acquired at DJL, such excess was recorded as goodwill.  Goodwill and indefinite lived intangible assets are not amortized but are reviewed at least annually for impairment and written down and charged to income if the recorded value exceeds their estimated fair value.  Goodwill relates to the DJL segment and licenses and other intangibles relate to the OED and DJW segments as detailed below.

As of June 30, 2005 and December 31, 2004, the Company had approximately $33.8 million and $32.6 million, respectively, of licenses and other intangibles summarized as follows (in millions):

	June 30, 2005	December 31, 2004
OED Slot Machine and Electronic Video Game Licenses	$29.0	$28.8
OED Tradename	2.5	2.5
OED Horse Racing Licenses	1.3	1.3
DJW Gaming License	1.0
Total	$33.8	$32.6

Each of the identified intangible assets at OED were valued separately when OED was purchased.  The methodology employed by an independent valuation specialist to arrive at the initial valuations required evaluating the fair market value of the existing horse racing business on a stand-alone basis without taking into account any right to obtain slot machine and electronic video game licenses.  Such valuation was based in part upon other transactions in the industry and OED’s historical results of operations.  A value was also derived for the trade name using market based royalty rates.  A significant portion of the purchase price was attributable to the slot machine and electronic video game license rights, which were valued based upon the market value paid by other operators and upon projected cash flows from operations.

On June 25, 2002, PGP entered into an agreement with William E. Trotter, II (“Trotter”) and William E. Trotter, II Family L.L.C., (“WET2LLC”) to acquire (i) all of Trotter’s interests in two promissory notes issued by OED in connection with the Company’s acquisition of OED, and (ii) all of Trotter’s membership interests owned by WET2LLC (together, the “Trotter Purchase”).  On August 30, 2002, the Company consummated the Trotter Purchase for a purchase price consisting of cash of $15,546,000, plus a contingent fee of one half of one percent (0.5%) of the net slot revenues generated by OED’s racino located in St. Landry Parish, Louisiana, for a period of ten years commencing on December 19, 2003, the date the racino’s casino opened to the general public.  This contingent fee is payable monthly in arrears and has been recorded as an adjustment to the purchase price of slot machine and electronic video game licenses of $202,519 and $148,989 for the six months ended June 30, 2005 and 2004, respectively.

Impairment of Long-Lived Assets—Long-lived assets are reviewed for impairment when management plans to dispose of assets or when events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable.  Assets held for disposal are reported at the lower of the carrying amount or fair value less cost to sell.  Management determines fair value using a discounted future cash flow analysis or other accepted valuation techniques.  Long-lived assets held for use are reviewed for impairment by comparing the carrying amount of an asset to the undiscounted future cash flows expected to be generated by the asset over its remaining useful life.  If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value.

Goodwill and intangible assets are subject to impairment by, among other factors, significant changes in gaming tax rates, competition and regulatory requirements; lack of license renewals; lack of voter reapproval in Iowa; and changes in the way OED’s tradename is used.  Goodwill and indefinite lived intangible assets are tested annually for impairment with more frequent tests performed if indications of impairment exist.  The Company’s annual impairment testing date is in the first quarter of each fiscal year.  Impairment for intangible assets with indefinite lives exists if the carrying value of the intangible asset exceeds its fair value.  Goodwill is potentially impaired if the carrying value of a “reporting unit” exceeds its estimated fair value.  Management determines fair value using a discounted future cash flow analysis and other accepted valuation techniques.  The Company’s annual impairment testing performed during the quarters ended March 31, 2005 and 2004 resulted in no impairments.

Stock Based Compensation—The Company accounts for employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”).

The fair value method is an alternative method of accounting for stock-based compensation that is permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).  Under the fair value method compensation expense is recorded over the vesting periods based on the estimated fair value of the stock-based compensation.  The following table illustrates the effect on net loss to common members’ interest if the Company had accounted for its stock-based compensation plans using the fair value method (in thousands):

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Net loss to common member’s interest, as reported	$(2,320)	$(39,685)	$(2,503)	$(42,300)
Stock-based employee compensation expenses included in reported net loss	59		59
Stock-based employee compensation expense determined under the fair value method	(59)		(89)
SFAS 123 pro forma net loss to common member’s interest	$(2,320)	$(39,685)	$(2,533)	$(42,300)

The weighted average fair value of units granted by the Company was $6.00 per unit.  Units granted by the Company that contain a put option are recorded at their fair market value with a corresponding expense recorded within the statement of operations based on the percentage vested.  For units granted by the Company that do not contain a put option, the fair value of each unit was estimated using the Black-Scholes pricing model and the following weighted average assumptions:

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

Concentrations of Risk—The Company’s customer base is concentrated in eastern Iowa and southwest Louisiana.

The Company maintains deposit accounts at two banks.  At June 30, 2005 and December 31, 2004, and various times during the periods then ended, the balance at the banks exceeded the maximum amount insured by the Federal Deposit Insurance Corporation.  Credit risk is managed by monitoring the credit quality of the banks.

Reclassifications—Certain prior year amounts have been reclassified to conform with the current period presentation.  These reclassifications did not have any effect on the Company’s member’s deficit or net loss to common member’s interest in 2004.  In our consolidated statement of cash flows for the six months ended June 30, 2005, we classified changes in restricted cash balances as an investing activity.  We previously presented such changes as an operating activity.  In the consolidated statements of cash flows for the six months ended June 30, 2004, we reclassified changes in restricted cash balances of $1,490,767 from operating to investing to be consistent with our 2005 presentation.

New Accounting Pronouncements—In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R).  SFAS 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  The cost of the employee services is recognized as compensation cost over the period that an employee provides service in exchange for the award.  The Company will adopt SFAS 123R effective January 1, 2006.  SFAS 123R may be adopted using a prospective method or a retrospective method.  The Company is currently evaluating the adoption alternatives and expects to complete its evaluation during the first quarter of fiscal 2006.

3.                   Property and Equipment

Property and equipment of the Company and its subsidiaries at June 30, 2005 and December 31, 2004 is summarized as follows:

	June 30, 2005	December 31, 2004
Land and land improvements	$14,415,585	$13,639,200
Buildings and improvements	82,188,513	78,477,066
Riverboat and improvements	8,361,163	8,308,070
Furniture, fixtures and equipment	41,733,561	39,106,835
Computer equipment	6,005,409	5,817,263
Vehicles	196,964	176,236
Construction in progress	2,540,496	880,879
Subtotal	155,441,691	146,405,549
Accumulated depreciation	(27,413,551)	(20,242,473)
Property and equipment, net	$128,028,140	$126,163,076

Depreciation expense for the three months ended June 30, 2005 and 2004 and six months ended June 30, 2005 and 2004 was $3,967,905, $2,959,151, $7,905,756 and $5,855,214, respectively.

4.                   Debt

The debt of the Company and its subsidiaries, as of the dates indicated, consists of the following:

	June 30, 2005	December 31, 2004
8 3/4% senior secured notes due April 15, 2012, net of discount of $2,901,384 and $3,054,350, secured by assets and equity of DJL, OED and DJW.	$230,098,616	$229,945,650

13% senior secured notes of OED due March 1, 2010 with contingent interest, net of discount of $105,545 and $113,424, secured by certain assets of OED.	6,804,455	6,796,576

$35.0 million revolving line of credit under a loan and security agreement of DJL and OED with Wells Fargo Foothill, Inc. dated June 16, 2004, interest rate at prime + a margin of 0.5 - 1.0% (current rate of 7.0%), maturing June 16, 2008, secured by substantially all the assets of DJL, OED and DJW.	21,100,000	13,887,764

Term loan under a loan and security agreement of DJL and OED with Wells Fargo Foothill, Inc. dated June 16, 2004, interest rate at prime + 2.5% (current rate of 8.75%), due in equal monthly installments of $333,333 beginning July 1, 2004, maturing June 16, 2008, secured by certain assets of DJL and OED.	10,666,667	12,666,667

Promissory note payable to third party, interest at 8.75% payable monthly in arrears, annual principal payments of $1,100,000 in 2005 and $550,000 each year thereafter, secured by a mortgage on certain real property of OED.	3,300,000	3,850,000

Note payable to third party, interest rate at 9.5%, monthly payments of principal and interest of $31,250, with final payment paid June 2005, secured by certain assets of OED.		184,596

Notes payable to third party, net of discount of $433,213 and $673,370, interest rate at 0% (discounted at 7.4%) for the first 24 months and 7.4% thereafter, monthly payments of principal of $224,149 through October 2006 followed by monthly payments of principal and interest of $233,236, through October 2007, secured by certain assets of DJL and OED.	5,842,982	6,952,242

Notes payable to third party, net of discount of $9,398 and $40,860, interest rate at 0% (discounted at 7.4%), monthly payments of principal of $103,066, through November 2005, secured by certain assets of DJL and OED.	505,931	1,094,418

Preferred membership interests-redeemable, interest at 9%, due October 13, 2006.	4,000,000	4,000,000

Total debt	282,318,651	279,377,913

Less current portion	(7,391,508)	(8,630,008)

Total long term debt	$274,927,143	$270,747,905

Principal maturities of debt (excluding discount and debt repaid during the period January 1, 2005 through June 30, 2005) for each of the years ended December 31 are summarized as follows (dollars in thousands):

2005	$4,404
2006	11,232
2007	6,805
2008	22,317
2009	550
Thereafter	240,460
$285,768

As of June 30, 2005, the Company had $21.1 million outstanding under the revolving line of credit.  In addition, as of June 30, 2005, the Company had outstanding letters of credit of approximately $0.7 million resulting in available borrowings under the line of credit of $13.2 million.

The Company’s 8 3/4% senior secured notes and $35.0 million revolving line of credit contain certain restrictive covenants.  The Company was in compliance with such covenants as of June 30, 2005.

5.                   Commitments and Contingencies

Under the Company’s and PGP’s operating agreements, the Company and PGP have agreed, subject to a few exceptions, to indemnify and hold harmless PGP and PGP’s members from liabilities incurred as a result of their positions as sole manager of the Company and as members of PGP, respectively.

In October 2003, OED filed a Petition for Declaratory Judgment in state court in St. Landry Parish, Louisiana, naming the Secretary of the Department of Revenue and Taxation for the State of Louisiana, the St. Landry Parish School Board and the City of Opelousas, seeking a definitive ruling on the extent of its tax liability and seeking to prevent Louisiana state and local governmental authorities from assessing sales taxes in connection with its construction and equipping of the Evangeline Downs casino and racetrack.  Louisiana law provides that racetracks are not required to pay taxes other than those provided in the racing statutes and that taxes and fees provided in the racing statutes are in lieu of, among other things, all other state and local taxes, including sales taxes.  In response to a request by OED for clarification of its tax status, the State of Louisiana Department of Revenue delivered a letter to OED, dated April 9, 2001, confirming that all purchases of tangible personal property and taxable services by pari-mutuel racetracks and off-track betting facilities operating in conjunction with these racetracks are exempt from the payment of sales tax.  In a response filed by the City of Opelousas with the district court in February 2005, the City of Opelousas has generally argued that the exemption under the racing statutes should not extend to the purchase of goods, materials and services for non-racing operations, which include, for example, the operation of slot machines, restaurants, lounges and shops.

OED has paid the sales taxes relating to the purchase of slot machines at the casino, but has not paid sales taxes on all purchases to construct the facility or the purchase of all other tangible personal property in connection therewith.  OED’s motion for summary judgment is currently pending before the district court, but a hearing on the motion is not yet scheduled.  Based on the advice of outside regulatory counsel, OED is optimistic that the district court will agree with the position taken to date by OED.  If the issue, however, is ultimately determined adversely to OED, and OED is required to pay sales taxes on its non-racing related activities, based upon current estimates and depending on how the issues are ultimately resolved, such taxes could range from $1.0 million to $2.5 million.

In accordance with legislation passed in 2004, all excursion gambling boat licensees, including the Company, will be assessed an amount based on the licensee’s adjusted gross receipts to be deposited into the Rebuild Iowa Infrastructure Fund.  The Company’s total assessment is $2,105,776, which is to be paid in two equal payments of $1,052,888 on June 1, 2005 and June 1, 2006.  DJL made its first payment in May 2005 and recorded the payment as a long term deposit on its consolidated balance sheet.  Beginning in July 2010, the Company may offset gaming taxes in an amount equal to 20% of the total assessment in each of the succeeding five fiscal years thereafter.

In connection with obtaining its gaming license, DJW is required to pay a license fee of $5.0 million due in five annual installments of $1.0 million.  DJW paid the first $1.0 million installment in June 2005 with the remaining installments due in May 2006 and in each May thereafter through 2009.

Other than as described above, the Company is not a party to, and none of its property is the subject of, any other pending legal proceedings other than litigation arising in the normal course of business.  Management does not believe that adverse determinations in any or all such other litigation would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

6.                   Related Party Transactions

During the three months ended June 30, 2005 and 2004 and the six months ended June 30, 2005 and 2004, the Company distributed $434,477, $496,142, $1,345,678 and $1,650,588, respectively, to PGP primarily for (i) certain consulting and financial advisory services related to PGP development expenses, (ii) board fees and actual out-of-pocket expenses incurred by members of the board of managers of PGP and (iii) tax, accounting, legal and administrative costs and expenses related to PGP.  These amounts were recorded as member distributions.

In May  2004, PGP repurchased 147,553  units of its convertible preferred membership interests from an unrelated third party for approximately  $4.5 million. The repurchase was funded by a distribution of cash to PGP from the Company.

In accordance with a management services agreement between OED Acquisition LLC (“OEDA”), a wholly owned subsidiary of PGP, and OED, under which OED pays to OEDA a base management fee of 0.44% of net revenue (less net food and beverage revenue) plus an incentive fee based on earnings before interest, taxes, depreciation, amortization and other non-recurring charges, OED expensed $143,518 and $0 in affiliate management fees payable to OEDA for the three months ended June 30, 2005 and 2004, respectively and $300,306 and $0 in affiliate management fees payable to OEDA for the six months ended June 30, 2005 and 2004.

OED is a party to a consulting agreement with a board member of PGP.  Under the consulting agreement, OED must pay to the board member a fee equal to 2.5% of OED’s earnings before interest, taxes, depreciation, amortization and other non-recurring charges during the preceding calendar year commencing on January 1, 2004.  Under the consulting agreement, the board member is also entitled to reimbursement of reasonable business expenses as approved by the board of managers of PGP.  OED expensed $162,755 and $99,875 of affiliate management fees for the three months ended June 30, 2005 and 2004, respectively, and $313,081 and $312,500 for the six months ended June 30, 2005 and 2004, respectively, related to this agreement.

A board member of PGP was entitled to receive from OEDA board fees of $175,000 per year for services performed in his capacity as a board member.  For the three months and six months ended June 30, 2004, OEDA expensed $49,702 and $87,500, respectively, of affiliate management fees related to these board fees.

At a meeting of the board of managers of PGP, held on February 25, 2005, PGP approved grants of profits interests under PGP’s Amended and Restated 2004 Incentive Unit Plan (the “IUP”) to two executive officers of PGL aggregating 2.50% of the outstanding membership units of PGP on a fully diluted basis.  The terms of the awards include specified vesting schedules, acceleration of vesting upon the occurrence of certain events, anti-dilution protection, transfer restrictions and other customary terms and provisions.  The profits interests awarded under the IUP entitle the holders thereof to receive distributions from operating profits on a pro rata basis with holders of common units of PGP (but only to the extent of profits allocated to holders of profits interests after the date of grant) and distributions on liquidation (but only to the extent of their pro rata share of any undistributed operating profits allocated to holders of profits interests and any further appreciation in the fair market value of PGP after the date of grant).  Upon any termination of their employment, the respective officers are entitled at their option to cause the Company to redeem all such vested profits interests granted to them for cash at their fair market value at the time of termination of employment.  The board also authorized additional units representing 1.5% of the outstanding membership units of PGP for future grants under the IUP.  Quarterly, the Company estimates the fair value of the units and compares that value to the value of the units at the date of grant.  Any appreciation in the value of the units over that period and based on the percentage of the grant vested is expensed and reflected in the Company’s consolidated financial statements.  The Company expensed $59,455 during the three and six months ended June 30, 2005 with respect to these units.

7.                   Segment Information

The Company currently operates two reportable segments: (1) DJL operations which comprise the Diamond Jo riverboat casino in Dubuque, Iowa and (2) OED operations, which comprise the casino, racetrack and OTBs operated by OED in Louisiana.  DJW is currently under construction and has no segment operating earnings for the three and six months ending June 30, 2005.

The accounting policies for each segment are the same as those described in Note 2 above.  The Company evaluates performance and allocates resources based upon, among other considerations, segment operating earnings (as defined below).

The tables below present information about reported segments as of and for the three and six months ended June 30, 2005 and 2004 (in thousands):

	Net Revenues Three Months Ended June 30,		Net Revenues Six Months Ended June 30,
	2005	2004	2005	2004
DJL	$13,249	$12,338	$26,734	$24,516
OED	26,894	24,228	54,613	47,615
Total	$40,143	$36,566	$81,347	$72,131

	Segment Operating Earnings Three Months Ended June 30,		Segment Operating Earnings Six Months Ended June 30,
	2005	2004	2005	2004
General corporate	$(588)	$0	$(1,187)	$0
DJL	4,195	3,704	8,448	7,409
OED	5,780	3,901	13,089	8,696
Total Segment Operating Earnings (1)	9,387	7,605	20,350	16,105
General corporate:
Development expense	(232)		(285)
DJW:
Pre-opening expense	(13)		(13)
Interest expense, net	(7)		(7)
Iowa:
Depreciation and amortization	(1,030)	(588)	(2,038)	(1,165)
Development expense	(37)	(38)	(74)	(59)
Loss on disposal of assets	(45)		(69)
Interest expense, net	(2,441)	(11,474)	(4,853)	(14,282)
Louisiana:
Depreciation and amortization	(2,938)	(2,372)	(5,868)	(4,691)
Development expense	(131)		(177)
Pre-opening expense	(48)	(51)	(88)	(272)
Affiliate management fees	(306)	(150)	(613)	(400)
Loss on disposal of assets	(86)		(24)
Interest expense, net	(4,393)	(32,617)	(8,744)	(37,536)
Net loss to common member’s interest	$(2,320)	$(39,685)	$(2,503)	$(42,300)

(1)               Segment operating earnings is defined as net loss to common member’s interest plus depreciation and amortization, pre-opening expense, development expense, affiliate management fees, loss on disposal of assets and interest expense (net).

8.                   Fair Value of Financial Instruments

The fair value of the Company’s financial instruments consisting of cash and cash equivalents, restricted cash, receivables, and payables approximate their recorded amounts due to the short term nature of the instruments.  The fair value and recorded amounts for the Company’s debt instruments at June 30, 2005 and December 31, 2004 are as follows:

	June 30, 2005		December 31, 2004
	Fair Value	Recorded Amount	Fair Value	Recorded Amount
8 3/4% senior secured notes	227,175,000	230,098,616	$228,340,000	$229,945,650
13% senior secured notes	6,910,000	6,804,455	6,910,000	6,796,576
Senior secured credit facilities	21,100,000	21,100,000	13,887,764	13,887,764
Term loan	10,666,667	10,666,667	12,666,667	12,666,667
Notes payable	10,091,524	9,648,913	12,795,485	12,081,256
Preferred members’ interests	4,000,000	4,000,000	4,000,000	4,000,000

Fair value information is based on current market interest rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk.

9.                   Subsequent Events

In July 2005, the PGL Credit Facility was amended to, among other things, increase the maximum revolver to $50.0 million.

In July 2005, DJW completed a private placement of $40.0 million aggregate principal amount of the DJW Notes.  In connection with the offering of the DJW Notes, DJW was designated an “unrestricted subsidiary” by the Company under the indenture governing the Peninsula Gaming Notes, and DJW was released of its obligations under the PGL Credit Facility. The DJW Notes bear interest at a rate of 11% per year, payable semi-annually on April 15 and October 15 of each year, beginning October 15, 2005.

The DJW Notes are secured by all of the DJW’s current and future assets (with the exception of certain excluded assets), including the remaining unused proceeds from the offering of the DJW Notes which have been deposited into (i) a construction disbursement account, which will be used to help fund the construction of the casino and (ii) an interest reserve account, which will be used to pay the first two interest payments on the DJW Notes.  The lien on the collateral that secures the DJW Notes (other than the construction disbursement and interest reserve accounts) will be contractually subordinated to the liens securing up to $2.5 million of indebtedness under any future senior secured credit facility pursuant to an intercreditor agreement.  The DJW Notes, which mature on April 15, 2012, are redeemable at the Company’s option, in whole or in part at any time or from time to time, on and after April 15, 2007 at certain specified redemption prices. The indenture governing the DJW Notes contains a number of restrictive covenants and agreements, including covenants that limit the ability of the Company and its subsidiaries to, among other things: (1) pay dividends, redeem stock or make other distributions or restricted payments; (2) incur indebtedness or issue preferred shares; (3) make certain investments; (4) create liens; (5) agree to payment restrictions affecting the subsidiary guarantors; (6) consolidate or merge; (7) sell or otherwise transfer or dispose of assets, including equity interests of subsidiaries; (8) enter into transactions with affiliates; (9) designate subsidiaries as unrestricted subsidiaries; (10) use proceeds of permitted asset sales and (11) change its line of business. Upon the occurrence and continuance of certain events of default, the trustee or the holders of not less than 25% in aggregate principal amount of outstanding DJW Notes may declare all unpaid principal and accrued interest on all of the DJW Notes to be immediately due and payable. Upon the occurrence of a change of control (as defined in the indenture), each holder of DJW Notes will have the right to require the Company to purchase all or a portion of such holder’s DJW Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.

10.            Consolidating Financial Statements

The following consolidating schedules reflect the financial position and results of operations and cash flows for PGL, DJL, OED and DJW for the periods presented.  Although a subsidiary of PGL and guarantor of the Peninsula Gaming Notes, DJW had no assets as of December 31, 2004 or operations for the year ended December 31, 2004 and thus is not reflected in the consolidating schedules appearing below related to those periods.

CONSOLIDATING BALANCE SHEETS

	At June 30, 2005
	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - OED	Subsidiary Guarantor - DJW	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(42,134)	$2,953,433	$5,839,106	$200,000		$8,950,405
Restricted cash-purse settlements			7,705,692			7,705,692
Receivables		84,636	955,463			1,040,099
Receivables from affiliates		7,691,047			$(7,691,047)
Inventories		89,062	234,046			323,108
Prepaid expenses	5,891	379,957	753,844			1,139,692
Total current assets	(36,243)	11,198,135	15,488,151	200,000	(7,691,047)	19,158,996
PROPERTY AND EQUIPMENT, NET		17,730,485	108,327,940	1,969,715		128,028,140
OTHER ASSETS:
Investment in subsidiaries	(65,967,370)				65,967,370
Deferred financing costs		5,184,069	7,155,393	475,870		12,815,332
Goodwill		53,083,429				53,083,429
Licenses and other intangibles			32,764,808	1,000,000		33,764,808
Deposits and other assets	5,000	1,318,964	117,105			1,441,069
Total other assets	(65,962,370)	59,586,462	40,037,306	1,475,870	65,967,370	101,104,638
TOTAL	$(65,998,613)	$88,515,082	$163,853,397	$3,645,585	$58,276,323	$248,291,774

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$39,468	$1,062,107	$2,102,006			$3,203,581
Construction projects payable			4,680,314	$1,241,559		5,921,873
Purse settlement payable			9,322,069			9,322,069
Accrued payroll and payroll taxes	392,656	1,126,970	1,341,552			2,861,178
Accrued interest		1,669,202	3,168,847	6,865		4,844,914
Other accrued expenses	16,980	1,280,963	4,211,222	488,677		5,997,842
Payables to affiliate			7,760,430		$(7,691,047)	69,383
Current maturity of long-term debt		1,186,305	6,205,203			7,391,508
Total current liabilities	449,104	6,325,547	38,791,643	1,737,101	(7,691,047)	39,612,348
LONG-TERM LIABILITIES:
8 3/4% senior secured notes, net of discount		86,797,683	143,300,933			230,098,616
13% senior secured notes, net of discount			6,804,455			6,804,455
Senior secured credit facilities		6,700,000	13,200,000	1,200,000		21,100,000
Term loan			6,666,667			6,666,667
Notes payable		1,705,780	4,551,625			6,257,405
Other accrued expenses		200,000				200,000
Preferred members’ interest, redeemable		4,000,000				4,000,000
Total long-term liabilities		99,403,463	174,523,680	1,200,000		275,127,143
Total liabilities	449,104	105,729,010	213,315,323	2,937,101	(7,691,047)	314,739,491

MEMBER’S EQUITY (DEFICIT)	(66,447,717)	(17,213,928)	(49,461,926)	708,484	65,967,370	(66,447,717)
TOTAL	$(65,998,613)	$88,515,082	$163,853,397	$3,645,585	$58,276,323	$248,291,774

	At December 31, 2004
	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - OED	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(1,211)	$3,433,915	$7,071,312		$10,504,016
Restricted cash-purse settlements			3,671,331		3,671,331
Receivables		80,976	735,082		816,058
Receivables from affiliates		6,672,662		$(6,672,662)
Inventories		105,607	137,729		243,336
Prepaid expenses		1,064,490	1,119,221		2,183,711
Total current assets	(1,211)	11,357,650	12,734,675	(6,672,662)	17,418,452
PROPERTY AND EQUIPMENT, NET		18,543,117	107,619,959		126,163,076
OTHER ASSETS:
Investment in subsidiaries	(62,215,342)			62,215,342
Deferred financing costs		5,583,956	7,727,979		13,311,935
Goodwill		53,083,429			53,083,429
Licenses and other intangibles			32,562,289		32,562,289
Deposits and other assets		363,184	166,975		530,159
Total other assets	(62,215,342)	59,030,569	40,457,243	62,215,342	99,487,812
TOTAL	$(62,216,553)	$88,931,336	$160,811,877	$55,542,680	$243,069,340

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$36,034	$690,681	$3,075,270		$3,801,985
Construction projects payable			4,711,861		4,711,861
Purse settlement payable			5,040,312		5,040,312
Accrued payroll and payroll taxes	341,218	1,088,514	1,186,183		2,615,915
Accrued interest		1,707,840	3,265,705		4,973,545
Other accrued expenses	5,553	1,554,791	2,835,850		4,396,194
Payables to affiliate			6,773,635	$(6,672,662)	100,973
Current maturity of long-term debt		1,203,672	7,426,336		8,630,008
Total current liabilities	382,805	6,245,498	34,315,152	(6,672,662)	34,270,793
LONG-TERM LIABILITIES:
8 3/4% senior secured notes, net of discount		86,739,981	143,205,669		229,945,650
13% senior secured notes, net of discount			6,796,576		6,796,576
Senior secured credit facilities		6,117,690	7,770,074		13,887,764
Term loan			8,666,667		8,666,667
Notes payable		2,284,192	5,167,056		7,451,248
Other accrued expenses		250,000	400,000		650,000
Preferred members’ interest, redeemable		4,000,000			4,000,000
Total long-term liabilities		99,391,863	172,006,042		271,397,905
Total liabilities	382,805	105,637,361	206,321,194	(6,672,662)	305,668,698

MEMBER’S DEFICIT	(62,599,358)	(16,706,025)	(45,509,317)	62,215,342	(62,599,358)
TOTAL	$(62,216,553)	$88,931,336	$160,811,877	$55,542,680	$243,069,340

CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2005
	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - OED	Subsidiary Guarantor - DJW	Consolidating Adjustments	Consolidated
REVENUES:
Casino		$12,959,300	$21,393,808			$34,353,108
Racing			3,707,820			3,707,820
Video poker			546,897			546,897
Food and beverage		691,766	2,514,371			3,206,137
Management fee income		430,555			$(430,555)
Other		77,929	222,151			300,080
Less promotional allowances		(479,665)	(1,491,418)			(1,971,083)
Total net revenues		13,679,885	26,893,629		(430,555)	40,142,959

EXPENSES:
Casino		5,966,180	11,573,303			17,539,483
Racing			3,379,103			3,379,103
Video poker			448,690			448,690
Food and beverage		616,009	1,774,706			2,390,715
Boat operations		515,960				515,960
Other		8,313	73,148			81,461
Selling, general and administrative	$307,020	1,947,220	3,864,736		281,132	6,400,108
Depreciation and amortization		1,029,619	2,938,286			3,967,905
Pre-opening expense			48,493	$12,807		61,300
Development expense	232,010	36,750	131,581			400,341
Affiliate management fees			736,828		(430,555)	306,273
Loss on disposal of assets		44,742	85,577			130,319
Corporate expense allocation		154,054	127,078		(281,132)
Total expenses	539,030	10,318,847	25,181,529	12,807	(430,555)	35,621,658

INCOME (LOSS) FROM OPERATIONS	(539,030)	3,361,038	1,712,100	(12,807)		4,521,301

OTHER INCOME (EXPENSE):
Interest income		11,115	16,747			27,862
Interest expense, net of amounts capitalized		(2,362,356)	(4,410,339)	(6,865)		(6,779,560)
Interest expense related to preferred members’ interest, redeemable		(90,000)				(90,000)
Loss from equity investment in subsidiaries	(1,781,367)				1,781,367
Total other expense	(1,781,367)	(2,441,241)	(4,393,592)	(6,865)	1,781,367	(6,841,698)
NET INCOME (LOSS) TO COMMON MEMBER’S INTEREST	$(2,320,397)	$919,797	$(2,681,492)	$(19,672)	$1,781,367	$(2,320,397)

	Three Months Ended June 30, 2004
	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor OED	Other	Consolidating Adjustments	Consolidated
REVENUES:
Casino		$12,249,903	$16,563,220			$28,813,123
Racing			5,794,053			5,794,053
Video poker			699,987			699,987
Food and beverage		709,995	2,247,721			2,957,716
Management fee income		366,240		$116,127	$(482,367)
Other		104,394	303,690			408,084
Less promotional allowances		(726,691)	(1,380,603)			(2,107,294)
Total net revenues		12,703,841	24,228,068	116,127	(482,367)	36,565,669

EXPENSES:
Casino		5,420,703	9,343,951			14,764,654
Racing			4,904,073			4,904,073
Video poker			546,486			546,486
Food and beverage		656,891	1,838,691			2,495,582
Boat operations		545,986				545,986
Other		116,310	272,976			389,286
Selling, general and administrative		1,893,722	3,420,805			5,314,527
Depreciation and amortization		587,632	2,371,519			2,959,151
Pre-opening expense			50,997			50,997
Development expense		37,961				37,961
Affiliate management fees			588,194	43,750	(482,367)	149,577
Loss on disposal of assets		192				192
Total expenses		9,259,397	23,337,692	43,750	(482,367)	32,158,472

INCOME FROM OPERATIONS		3,444,444	890,376	72,377		4,407,197

OTHER INCOME (EXPENSE):
Interest income		20,574	51,944			72,518
Interest expense, net of amounts capitalized		(2,565,658)	(3,943,028)			(6,508,686)
Interest expense related to preferred members’ interest, redeemable		(90,000)				(90,000)
Loss on early retirement of debt		(8,839,695)	(28,726,539)			(37,566,234)
Loss from equity investment in subsidiaries	$(39,685,205)				39,685,205
Total other expense	(39,685,205)	(11,474,779)	(32,617,623)		39,685,205	(44,092,402)
NET INCOME (LOSS) TO COMMON MEMBER’S INTEREST	$(39,685,205)	$(8,030,335)	$(31,727,247)	$72,377	$39,685,205	$(39,685,205)

	Six Months Ended June 30, 2005
	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - OED	Subsidiary Guarantor - DJW	Consolidating Adjustments	Consolidated
REVENUES:
Casino		$26,030,484	$43,760,548			$69,791,032
Racing			7,046,089			7,046,089
Video poker			1,154,843			1,154,843
Food and beverage		1,307,566	4,890,677			6,198,243
Management fee income		900,917			$(900,917)
Other		133,853	417,158			551,011
Less promotional allowances		(737,374)	(2,656,421)			(3,393,795)
Total net revenues		27,635,446	54,612,894		(900,917)	81,347,423

EXPENSES:
Casino		12,076,955	23,551,828			35,628,783
Racing			6,121,075			6,121,075
Video poker			916,179			916,179
Food and beverage		1,242,815	3,481,486			4,724,301
Boat operations		1,095,322				1,095,322
Other		18,760	160,462			179,222
Selling, general and administrative	$596,411	3,852,320	7,292,729		591,083	12,332,543
Depreciation and amortization		2,038,187	5,867,569			7,905,756
Pre-opening expense			87,843	$12,807		100,650
Development expense	285,234	73,500	177,284			536,018
Affiliate management fees			1,514,304		(900,917)	613,387
Loss on disposal of assets		68,966	23,915			92,881
Corporate expense allocation		322,003	269,080		(591,083)
Total expenses	881,645	20,788,828	49,463,754	12,807	(900,917)	70,246,117

INCOME (LOSS) FROM OPERATIONS	(881,645)	6,846,618	5,149,140	(12,807)		11,101,306

OTHER INCOME (EXPENSE):
Interest income		13,284	28,051			41,335
Interest expense, net of amounts capitalized		(4,686,140)	(8,772,317)	(6,865)		(13,465,322)
Interest expense related to preferred members’ interest, redeemable		(180,000)				(180,000)
Loss from equity investment in subsidiaries	(1,621,036)				1,621,036
Total other expense	(1,621,036)	(4,852,856)	(8,744,266)	(6,865)	1,621,036	(13,603,987)
NET INCOME (LOSS) TO COMMON MEMBER’S INTEREST	$(2,502,681)	$1,993,762	$(3,595,126)	$(19,672)	$1,621,036	$(2,502,681)

	Six Months Ended June 30, 2004
	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - OED	Other	Consolidating Adjustments	Consolidated
REVENUES:
Casino		$24,344,147	$34,662,325			$59,006,472
Racing			9,372,815			9,372,815
Video poker			1,486,828			1,486,828
Food and beverage		1,397,404	4,378,111			5,775,515
Management fee income		736,459		$245,486	$(981,945)
Other		163,262	445,939			609,201
Less promotional allowances		(1,389,213)	(2,730,554)			(4,119,767)
Total net revenues		25,252,059	47,615,464	245,486	(981,945)	72,131,064

EXPENSES:
Casino		10,884,292	19,344,347			30,228,639
Racing			7,895,060			7,895,060
Video poker			1,082,797			1,082,797
Food and beverage		1,276,825	3,493,490			4,770,315
Boat operations		1,119,047				1,119,047
Other		139,472	374,809			514,281
Selling, general and administrative		3,687,032	6,729,015			10,416,047
Depreciation and amortization		1,164,666	4,690,548			5,855,214
Pre-opening expense			272,280			272,280
Development expense		59,231				59,231
Affiliate management fees			1,294,445	87,500	(981,945)	400,000
Loss on disposal of assets		192				192
Total expenses		18,330,757	45,176,791	87,500	(981,945)	62,613,103

INCOME FROM OPERATIONS		6,921,302	2,438,673	157,986		9,517,961

OTHER INCOME (EXPENSE):
Interest income		31,796	97,807			129,603
Interest expense, net of amounts capitalized		(5,294,368)	(8,907,045)			(14,201,413)
Interest expense related to preferred members’ interest, redeemable		(180,000)				(180,000)
Loss on early retirement of debt		(8,839,695)	(28,726,539)			(37,566,234)
Loss from equity investment in subsidiaries	$(42,300,083)				42,300,083
Total other expense	(42,300,083)	(14,282,267)	(37,535,777)		42,300,083	(51,818,044)
NET INCOME (LOSS) TO COMMON MEMBER’S INTEREST	$(42,300,083)	$(7,360,965)	$(35,097,104)	$157,986	$42,300,083	$(42,300,083)

CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2005
	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - OED	Subsidiary Guarantor - DJW	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,502,681)	$1,993,762	$(3,595,126)	$(19,672)	$1,621,036	$(2,502,681)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization		2,038,187	5,867,569			7,905,756
Provision for doubtful accounts		58,566				58,566
Amortization of deferred financing costs and bond discount		600,069	848,995			1,449,064
Loss on disposal of assets		68,966	23,915			92,881
Loss from equity investment in subsidiaries	1,621,036				(1,621,036)
Changes in operating assets and liabilities:
Receivables		(62,225)	(220,382)			(282,607)
Receivables from affiliates		(1,018,385)			1,018,385
Payables to affiliates			986,795		(1,018,385)	(31,590)
Inventories		16,545	(96,317)			(79,772)
Prepaid expenses and other assets	(10,891)	(271,248)	415,248			133,109
Accounts payable	3,434	371,426	3,308,493			3,683,353
Accrued expenses	62,865	(324,008)	1,033,881	19,672		792,410
Net cash flows from operating activities	(826,237)	3,471,655	8,573,071			11,218,489
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash-purse settlements			(4,034,361)			(4,034,361)
Business acquisition and licensing costs			(202,519)	(1,000,000)		(1,202,519)
Construction project development costs			(4,388,244)	(728,156)		(5,116,400)
Purchase of property and equipment		(1,319,999)	(2,250,020)			(3,570,019)
Proceeds from sale of property and equipment		25,477	7,560			33,037
Net cash flows from investing activities		(1,294,522)	(10,867,584)	(1,728,156)		(13,890,262)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs		(22,550)	(21,631)			(44,181)
Principal payments on debt		(3,633,400)	(5,058,579)			(8,691,979)
Proceeds from senior credit facility		3,500,000	6,500,000	1,200,000		11,200,000
Member distributions	785,314	(2,501,665)	(357,483)	728,156		(1,345,678)
Net cash flows from financing activities	785,314	(2,657,615)	1,062,307	1,928,156		1,118,162
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(40,923)	(480,482)	(1,232,206)	200,000		(1,553,611)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	(1,211)	3,433,915	7,071,312			10,504,016
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$(42,134)	$2,953,433	$5,839,106	$200,000		$8,950,405

	Six Months Ended June 30, 2004
	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - OED	Other	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(42,300,083)	$(7,360,965)	$(35,097,104)	$157,986	$42,300,083	$(42,300,083)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization		1,164,666	4,690,548			5,855,214
Provision for doubtful accounts		51,231				51,231
Amortization of deferred financing costs and bond discount		3,061,534	12,107,432			15,168,966
Loss on disposal of assets		192				192
Loss from equity investment in subsidiaries	42,300,083				(42,300,083)
Changes in operating assets and liabilities:
Restricted cash-purse settlements			(1,490,767)			(1,490,767)
Receivables		(29,716)	(660,021)			(689,737)
Receivables from affiliates		(731,459)		(70,486)	801,945
Payables to affiliates			976,945		(976,945)
Inventories		18,852	41,424			60,276
Prepaid expenses and other assets		388,831	(894,219)			(505,388)
Accounts payable		(163,922)	2,146,108			1,982,186
Accrued expenses		(4,040,583)	(923,591)	(175,000)		(5,139,174)
Net cash flows from operating activities		(7,641,339)	(17,612,478)	(87,500)	(175,000)	(25,516,317)
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash-purse settlements			(1,490,767)			(1,490,767)
Business acquisition and licensing costs			(145,135)			(145,135)
Racino project development costs			(24,269,777)			(24,269,777)
Proceeds from restricted cash - racino project, net			20,013,291			20,013,291
Maturity and sale of restricted investments			15,778,883			15,778,883
Purchase of property and equipment		(812,198)	(611,216)			(1,423,414)
Proceeds from sale of property and equipment		1,800				1,800
Net cash flows from investing activities		(810,398)	9,275,279			8,464,881
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs		(5,457,622)	(7,820,798)			(13,278,420)
Principal payments on debt		(83,250,000)	(137,586,032)			(220,836,032)
Proceeds from senior secured notes		86,657,993	143,070,687			229,728,680
Proceeds from senior credit facilities		11,117,690	4,770,074			15,887,764
Proceeds from FF&E credit facility			3,467,507			3,467,507
Proceeds from term loan			14,666,667			14,666,667
Member distributions		(6,150,955)	(262,500)	87,500	175,000	(6,150,955)
Net cash flows from financing activities		2,917,106	20,305,605	87,500	175,000	23,485,211
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		(5,534,631)	11,968,406			6,433,775
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		12,655,641	8,502,654			21,158,295
CASH AND CASH EQUIVALENTS AT END OF PERIOD		$7,121,010	$20,471,060			$27,592,070

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report.

FORWARD LOOKING STATEMENTS

Some statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” or “anticipate” and other similar words.  These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends.  Although we believe that the plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved.  Actual results may differ from projected results due, but not limited, to unforeseen developments, as set forth in our Annual Report on Form 10-K for the year ended December 31, 2004.  Unless the context requires otherwise, references to “our,” “us” and “we” refer to PGL, DJL, DJW and OED.

OVERVIEW

We own and operate (i) the Diamond Jo riverboat casino in Dubuque, Iowa with 776 slot machines and 19 table games, (ii) the Evangeline Downs racino development with 1,627 slot machines and a one-mile horse racetrack in Opelousas, Louisiana and (iii) three OTBs, one in Port Allen, Louisiana, one in New Iberia, Louisiana and one in Henderson, Louisiana.  We are also in the process of constructing an excursion gambling boat casino in Worth County, Iowa with 500 slot machines and 17 table games and a new OTB in Alexandria, Louisiana.

RESULTS OF OPERATIONS

Statement of Operations Data

	Three Months Ended June 30,
	2005	2004

General corporate	$(820,162)
DJL	3,084,537	$3,078,204
DJW	(12,807)
OED	2,269,733	1,328,993
Income from operations	$4,521,301	$4,407,197

	Diamond Jo Three Months Ended June 30,		OED Three Months Ended June 30,
	2005	2004	2005	2004
REVENUES:
Casino	$12,959,300	$12,249,903	$21,393,808	$16,563,220
Racing			3,707,820	5,794,053
Video poker			546,897	699,987
Food and beverage	691,766	709,995	2,514,371	2,247,721
Other	77,929	104,394	222,151	303,690
Less promotional allowances	(479,665)	(726,691)	(1,491,418)	(1,380,603)
Net revenues	13,249,330	12,337,601	26,893,629	24,228,068
EXPENSES:
Casino	5,966,180	5,420,703	11,573,303	9,343,951
Racing			3,379,103	4,904,073
Video poker			448,690	546,486
Food and beverage	616,009	656,891	1,774,706	1,838,691
Boat operations	515,960	545,986
Other	8,313	116,310	73,148	272,976
Selling, General and administrative	1,947,220	1,893,722	3,864,736	3,420,805
Depreciation and amortization	1,029,619	587,632	2,938,286	2,371,519
Pre-opening expense			48,493	50,997
Development expense	36,750	37,961	131,581
Loss on disposal of assets	44,742	192	85,577
Affiliate management fees			306,273	149,577
Total expenses	10,164,793	9,259,397	24,623,896	22,899,075
Income from operations	$3,084,537	$3,078,204	$2,269,733	$1,328,993

Three months ended June 30, 2005 Compared to Three months ended June 30, 2004

Net revenues increased $3.5 million, or 9.8%, to $40.1 million for the three months ended June 30, 2005 from $36.6 million for the three months ended June 30, 2004.

The majority of this increase is due to an increase in OED’s casino revenues of $4.8 million, or 29.2% to $21.4 million for the three months ended June 30, 2005 from $16.6 million for the three months ended June 30, 2004.  This increase was primarily due to an increase in coin-in of 25.3% over the same period.  Refocused promotional efforts along with improvements to OED’s slot product at the end of 2004 contributed to the casino revenue growth.  Daily casino win per position at OED increased 28.5% to $145 for the three months ended June 30, 2005 from $112 for the three months ended June 30, 2004.

Diamond Jo’s casino revenues increased $0.7 million, or 5.8% to $13.0 million for the three months ended June 30, 2005 from $12.2 million for the three months ended June 30, 2004. Casino revenues at the Diamond Jo were derived 86.7% from slot machines and 13.3% from table games for the three months ended June 30, 2005 compared to 89.8% from slot machines and 10.2% from table games for the three months ended June 30, 2004.  Diamond Jo’s slot revenue increased $0.2 million, or 2.1%, for the three months ended June 30, 2005 compared to the three months ended June 30, 2004, primarily due to an increase in coin-in of 4.0% over the same period.  Diamond Jo’s table game revenue increased $0.5 million, or 38.3%, for the three months ended June 30, 2005 compared to the three months ended June 30, 2004, primarily due to the addition of two live poker tables in April 2005 which generated  approximately $0.1 million in revenue in addition to a 4.4% increase in table drop (excluding live poker) over the same period and a 3.7 percentage point increase in the table hold percentage to a 20.5% hold for the three months ended June 30, 2005 from a 16.8% hold for the three months ended June 30, 2004.  Management believes that a significant portion of the increase in slot and table game revenues at DJL can be attributed to refocused promotional efforts together with improvements to DJL’s slot product at the end of 2004.  Consistent with an increase in casino revenue, our casino win per gaming position per day at the Diamond Jo increased to $158 for the three months ended June 30, 2005 from $153 for the three months ended June 30, 2004.  For the three months ended June 30, 2005, our casino win per admission at the Diamond Jo increased to $52 from $48 for the three months ended June 30, 2004.

Casino gaming win in the entire Dubuque market increased 9.6% to $25.5 million for the three months ended June 30, 2005 from $23.3 million for the three months ended June 30, 2004.  Our share of the Dubuque market casino gaming win decreased to 50.8% for the three months ended June 30, 2005 from 52.6% for the three months ended June 30, 2004.  This decrease is primarily attributed to the expansion of a local competitor which opened a new gaming facility in May 2005 which increased their number of slot machines from 600 to 1,000.  For the three months ended June 30, 2005, our share of the Dubuque market casino admissions decreased to 45.1% from 49.8% for the three months ended June 30, 2004.

Racing revenues at OED for the three months ended June 30, 2005 were $3.7 million compared to $5.8 million for the three months ended June 30, 2004.  The decrease in racing revenues was primarily attributed to the closure of the racetrack from May 13, 2005 to June 28, 2005 for improvements related to the dirt track.  The cost spent on reconstruction of the racetrack was approximately $2.5 million.  We reopened the racetrack on June 29, 2005.

In May 2005, we opened a new OTB located in Henderson, Louisiana which offers year round pari-mutuel wagering. A third party recently obtained an injunction in the 16th Judicial District in St. Martin Parish preventing us from operating video poker machines at our Henderson OTB based on certain statutory grounds. We are vigorously contesting the court's ruling.

Video poker revenues at OED for the three months ended June 30, 2005 were $0.5 million compared to $0.7 million for the three months ended June 30, 2004.  The decrease in video poker revenues was attributed to an increase in competition in the video poker market due to the addition of two new truck stop venues offering video poker within one mile of our Port Allen OTB.

Net food and beverage revenues, other revenues and promotional allowances increased $0.3 million during the three months ended June 30, 2005 compared to the three months ended June 30, 2004 due primarily to an increase in food and beverage revenues of $0.2 million in addition to a reduction in complimentary expenses included in promotional allowances of approximately $0.1 million.

Casino operating expenses increased $2.8 million to $17.5 million for the three months ended June 30, 2005 from $14.7 million for the three months ended June 30, 2004 due primarily to an increase in casino expenses at OED of $2.3 million primarily related to purse supplements and gaming taxes which are based on net casino revenues.  Casino expenses at the Diamond Jo increased $0.5 million primarily related to an increase in gaming tax expense due to an increase in gaming revenues and an increase in the gaming tax rate from 20% to 22% effective July 1, 2004.

Racing expenses decreased 31.1% to $3.4 million for the three months ended June 30, 2005 from $4.9 million for the three months ended June 30, 2004 due primarily to the temporary closure of the racetrack as noted above.

Video poker expenses decreased $0.1 million to $0.4 million for the three months ended June 30, 2005 from $0.5 million for the three months ended June 30, 2004 due primarily to a decrease in purse supplements and gaming taxes which are based on net video poker revenues.

Food and beverage expenses decreased $0.1 million to $2.4 million for the three months ended June 30, 2005 from $2.5 million for the three months ended June 30, 2004.  Boat operation expenses at the Diamond Jo remained substantially unchanged at $0.5 million for the three months ended June 30, 2005 and 2004.  Other expenses decreased $0.3 million to $0.1 million for the three months ended June 30, 2005 from $0.4 million for the three months ended June 30, 2004 due primarily to discontinuing our outdoor concert series at DJL and OED.

Selling, general and administrative expenses increased $1.1 million to $6.4 million for the three months ended June 30, 2005 from $5.3 million for the three months ended June 30, 2004.  This increase was primarily due to an increase in salaries and wages of $0.5 million, an increase in professional services expenses of approximately $0.2 million, an increase in employee benefits expense at OED of approximately $0.1 million and an increase in marketing promotions of approximately $0.1 million

Depreciation and amortization expenses increased $1.0 million to $4.0 million for the three months ended June 30, 2005 from $3.0 million for the three months ended June 30, 2004 due primarily to an increase in depreciation related to the purchase of 783 new slot machines by DJL and OED during the fourth quarter of 2004 in addition to depreciation related to the opening of the second phase of OED’s racino, dirt horse racetrack and related facilities, which opened to the public on November 22, 2004.  During the first quarter of 2005 and 2004, we performed our annual impairment test on goodwill and indefinite lived intangible assets and determined that the estimated fair value exceeded its carrying value as of that date.  Based on that review, management determined that there was no impairment of goodwill and indefinite lived intangible assets.

Pre-opening expenses remained substantially unchanged at $0.1 million for the three months ended June 30, 2005 and 2004.  Pre-opening expenses of $0.1 million for the three months ended June 30, 2005 relate to payroll and other expenses incurred by OED with respect to start-up activities surrounding the opening of its Henderson OTB in May 2005.  Pre-opening expenses of $0.1 million for the three months ended June 30, 2004 relate to payroll and other expenses incurred by OED with respect to start-up activities related to the racino project.  Development expenses of approximately $0.4 million for the three months ended June 30, 2005 relate to expenses incurred pursuing potential OTB opportunities at OED and expenses incurred under an exclusive agreement with the Worth County Development Authority pursuant to which the parties agreed to jointly submit an application for a license to operate a gaming facility in Worth County, Iowa.  Affiliate management fees increased $0.2 million to $0.3 million for the three months ended June 30, 2005 compared to $0.1 million for the three months ended June 30, 2004 due primarily to management fees payable to a related party in connection with a management services agreement.

Income from operations increased $0.1 million to $4.5 million for the three months ended June 30, 2005 from $4.4 million for the three months ended June 30, 2004.  Income from operations at DJL remained substantially unchanged while income from operations at OED increased by $0.9 million primarily due to the increase in casino revenues as discussed above and is offset by general corporate expenses of $0.8 million, primarily related to payroll and benefits and professional services.

Interest expense, including loss on early retirement of debt and interest expense related to DJL’s redeemable preferred member interests, decreased $37.3 million to $6.9 million for the three months ended June 30, 2005 from $44.2 million for the three months ended June 30, 2004.  This decrease is primarily due to the loss on early retirement of debt of $37.6 million related to the refinancing of the Company’s long term debt with lower interest rates during the second quarter of 2004.  Interest expense of approximately $0.3 million was capitalized as part of the racino construction at OED during the three months ended June 30, 2004.

	Six Months Ended June 30,
	2005	2004

General corporate	$(1,472,728)
DJL	6,267,704	$6,184,843
DJW	(12,807)
OED	6,319,137	3,333,118
Income from operations	$11,101,306	$9,517,961

	Diamond Jo Six Months Ended June 30,		OED Six Months Ended June 30,
	2005	2004	2005	2004
REVENUES:
Casino	$26,030,484	$24,344,147	$43,760,548	$34,662,325
Racing			7,046,089	9,372,815
Video poker			1,154,843	1,486,828
Food and beverage	1,307,566	1,397,404	4,890,677	4,378,111
Other	133,853	163,262	417,158	445,939
Less promotional allowances	(737,374)	(1,389,213)	(2,656,421)	(2,730,554)
Net revenues	26,734,529	24,515,600	54,612,894	47,615,464
EXPENSES:
Casino	12,076,955	10,884,292	23,551,828	19,344,347
Racing			6,121,075	7,895,060
Video poker			916,179	1,082,797
Food and beverage	1,242,815	1,276,825	3,481,486	3,493,490
Boat operations	1,095,322	1,119,047
Other	18,760	139,472	160,462	374,809
Selling, General and administrative	3,852,320	3,687,032	7,292,729	6,729,015
Depreciation and amortization	2,038,187	1,164,666	5,867,569	4,690,548
Pre-opening expense			87,843	272,280
Development expense	73,500	59,231	177,284
Loss on disposal of assets	68,966	192	23,915
Affiliate management fees			613,387	400,000
Total expenses	20,466,825	18,330,757	48,293,757	44,282,346
Income (loss) from operations	$6,267,704	$6,184,843	$6,319,137	$3,333,118

Six months ended June 30, 2005 Compared to Six months ended June 30, 2004

Net revenues increased $9.2 million, or 12.8%, to $81.3 million for the six months ended June 30, 2005 from $72.1 million for the six months ended June 30, 2004.

The majority of this increase is due to an increase in OED’s casino revenues of $9.1 million to $43.8 million for the six months ended June 30, 2005 from $34.7 million for the six months ended June 30, 2004.  This increase was primarily due to an increase in coin-in of 18.3% over the same period.  Refocused promotional efforts along with improvements to OED’s slot product at the end of 2004 contributed to the casino revenue growth.  Daily casino win per position at OED increased 22.4% to $149 for the six months ended June 30, 2005 from $121 for the six months ended June 30, 2004.

Diamond Jo’s casino revenues increased $1.7 million, or 6.9% to $26.0 million for the six months ended June 30, 2005 from $24.3 million for the six months ended June 30, 2004.  Management believes that a significant portion of the increase in slot and table game revenues at DJL can be attributed to refocused promotional efforts together with improvements to DJL’s slot product at the end of 2004.  Casino revenues at the Diamond Jo were derived 87.4% from slot machines and 12.6% from table games for the six months ended June 30, 2005 compared to 88.7% from slot machines and 11.3% from table games for the six months ended June 30, 2004.  Diamond Jo’s slot revenue increased $1.2 million, or 5.4%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004, primarily due to an increase in coin-in of 5.0% over the same period.  Diamond Jo’s table game revenue increased $0.5 million, or 19.3%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004, primarily due to the addition of two live poker tables in April 2005 which generated  approximately $0.1 million in revenue in addition to a 4.6% increase in table drop (excluding live poker) over the same period and a 1.8 percentage point increase in table game hold percentage to a 20.9% hold for the three months ended June 30, 2005 from a 19.1% hold for the three months ended June 30, 2004.  Consistent with an increase in casino revenue, our casino win per gaming position per day at the Diamond Jo increased to $161 for the six months ended June 30, 2005 from $152 for the six months ended June 30, 2004.  For the six months ended June 30, 2005, our casino win per admission at the Diamond Jo increased to $54 from $50 for the six months ended June 30, 2004.

Casino gaming win in the entire Dubuque market increased 6.3% to $48.3 million for the six months ended June 30, 2005 from $45.4 million for the six months ended June 30, 2004.  Our share of the Dubuque market casino gaming win increased to 53.9% for the six months ended June 30, 2005 from 53.6% for the six months ended June 30, 2004.  For the six months ended June 30, 2005, our share of the Dubuque market casino admissions decreased to 48.7% from 50.9% for the six months ended June 30, 2004.

Racing revenues at OED for the six months ended June 30, 2005 were $7.0 million compared to $9.4 million for the six months ended June 30, 2004.  The decrease in racing revenues was primarily attributed to the temporary closing of the racetrack as noted above as well as an overall decline in industry handle and relocation of our Carencro OTB facility to Opelousas.

Video poker revenues at OED for the six months ended June 30, 2005 were $1.2 million compared to $1.5 million for the six months ended June 30, 2004.  The decrease in video poker revenues was attributed to an increase in competition in the video poker market due to the addition of two new truck stop venues offering video poker within one mile of our Port Allen OTB.

Net food and beverage revenues, other revenues and promotional allowances increased $1.1 million during the six months ended June 30, 2005 compared to the six months ended June 30, 2004 due primarily to an increase in food and beverage revenue of $0.4 million and a reduction in complimentary expenses included in promotional allowances of approximately $0.7 million.

Casino operating expenses increased $5.4 million to $35.6 million for the six months ended June 30, 2005 from $30.2 million for the six months ended June 30, 2004 due primarily to an increase in casino expenses at OED of $4.2 million primarily related to purse supplements and gaming taxes which are based on net casino revenues and an increase in direct mail expenses.  Casino expenses at the Diamond Jo increased $1.2 million primarily related to an increase in gaming tax expense due to an increase in gaming revenues and an increase in the gaming tax rate from 20% to 22% effective July 1, 2004.

Racing expenses decreased 22.5% to $6.1 million for the six months ended June 30, 2005 from $7.9 million for the six months ended June 30, 2004 due primarily to the temporary closing of the racetrack as noted above as as well as a decline in simulcast related purse supplements, racing taxes and signal fee expenses, which management believes is consistent with an overall decline in simulcast racing revenues in the horse racing industry in Louisiana.

Video poker expenses decreased $0.2 million to $0.9 million for the six months ended June 30, 2005 from $1.1 million for the six months ended June 30, 2004 due primarily to a decrease in purse supplements and gaming taxes which are based on net video poker revenues.

Food and beverage expenses remained substantially unchanged at $4.8 million for the six months ended June 30, 2005 and 2004.  Boat operation expenses at the Diamond Jo remained substantially unchanged at $1.1 million for the six months ended June 30, 2005 and 2004.  Other expenses decreased $0.3 million to $0.2 million for the six months ended June 30, 2005 from $0.5 million for the six months ended June 30, 2004 due primarily to discontinuing our outdoor concert series at DJL and OED.

Selling, general and administrative expenses increased $1.9 million to $12.3 million for the six months ended June 30, 2005 from $10.4 million for the six months ended June 30, 2004.  This increase was primarily due to an increase in salaries and wages of $0.9 million, an increase in professional services expenses of approximately $0.4 million, an increase in marketing promotions of approximately $0.4 million and an increase in employee benefits expense at OED of approximately $0.2 million,

Depreciation and amortization expenses increased to $7.9 million for the six months ended June 30, 2005 from $5.9 million for the six months ended June 30, 2004 due primarily to an increase in depreciation related to the purchase of 783 new slot machines by DJL and OED during the fourth quarter of 2004 in addition to depreciation related to the opening of the second phase of OED’s racino, dirt horse racetrack and related facilities, which opened to the public on November 22, 2004.  During the first quarter of 2005 and 2004, we performed our annual impairment test on goodwill and indefinite lived intangible assets and determined that the estimated fair value exceeded its carrying value as of that date.  Based on that review, management determined that there was no impairment of goodwill and indefinite lived intangible assets.

Pre-opening expenses decreased $0.2 million to $0.1 million for the six months ended June 30, 2005 compared to $0.3 million for the six months ended June 30, 2004.  Pre-opening expenses of $0.1 million for the six months ended June 30, 2005 relate to payroll and other expenses incurred by OED with respect to start-up activities surrounding the opening of its Henderson OTB in May 2005.  Pre-opening expenses of $0.3 million for the six months ended June 30, 2004 relate to payroll and other expenses incurred by OED with respect to start-up activities surrounding the racino project.  Development expenses of approximately $0.5 million for the six months ended June 30, 2005 relate to expenses incurred pursuing potential OTB opportunities at OED and expenses incurred under an exclusive agreement with the Worth County Development Authority pursuant to which the parties agreed to jointly submit an application for a license to operate a gaming facility in Worth County, Iowa  Affiliate management fees increased $0.2 million to $0.6 million for the six months ended June 30, 2005 from $0.4 million for the six months ended June 30, 2004 due primarily to management fees payable to a related party in connection with a management services agreement.

Income from operations increased $1.6 million to $11.1 million for the six months ended June 30, 2005 from $9.5 million for the six months ended June 30, 2004.  Income from operations at OED increased by $2.9 million primarily due to the increase in casino revenues as discussed above and is offset by a $0.1 million decrease in operating income at DJL and general corporate expenses of $1.4 million, primarily related to payroll and benefits and professional services.

Interest expense, including loss on early retirement of debt and interest expense related to DJL’s redeemable preferred member interests, decreased $38.3 million to $13.6 million for the six months ended June 30, 2005 from $51.9 million for the six months ended June 30, 2004.  This decrease is primarily due to the loss on early retirement of debt of $37.6 million related to the refinancing of the Company’s long term debt with lower interest rates during the second quarter of 2004.  Interest expense of approximately $0.5 million was capitalized as part of the racino construction at OED during the six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating, Investing and Financing Activities

Our cash balance decreased $1.5 million during the six months ended June 30, 2005 to $9.0 million from $10.5 million at December 31, 2004.

Cash flows from operating activities increased by $36.7 million to proceeds of $11.2 million for the six months ended June 30, 2005 compared to a use of $25.5 million for the six months ended June 30, 2004.  The increase is primarily due to tender and call premiums paid on the early retirement of debt of $22.0 million for the six months ended June 30, 2004, an increase in working capital of $8.4 million due primarily to the timing of interest payments as a result of the refinancing of the Company’s long term debt during the second quarter of 2004 and a decrease in net loss to common members’ interest (excluding $37.6 million loss on early retirement of debt for the six months ended June 30, 2004) of $2.2 million.

Cash flows used in investing activities for the six months ended June 30, 2005 was $13.9 million consisting of cash outflows of (i) payments of approximately $5.1 million for construction and other development costs associated with the racino project at OED and the Worth County development project and (ii) net cash outflows of approximately $3.6 million used for capital expenditures mainly related to the development of our new OTB in Henderson, Louisiana,  and the acquisition of slot machines and slot machine conversions and general maintenance capital expenditures and (iii) an increase in our restricted cash balance designated for purse settlements of $4.0 million and (iv) business acquisition and license costs of $1.2 million primarily related to a $1.0 million license fee paid by DJW in June 2005 in connection with its gaming license granted in May 2005.

Cash flows from financing activities for the six months ended June 30, 2005 of $1.1 million reflects proceeds from advances under the revolver portion of the PGL Credit Facility of $11.2 million.  These proceeds were offset by (i) aggregate principal payments on borrowings under the revolver portion of the PGL Credit Facility of $4.0 million, (ii) aggregate principal payments under the term loan portion of the PGL Credit Facility of $2.0 million, (iii) aggregate principal payments on notes payable of $2.7 million and (iv) member distributions of approximately $1.4 million.

As of June 30, 2005, the Company had $21.1 million and $10.7 million outstanding under the revolver portion and term loan portion of the PGL Credit Facility, respectively.  In addition, as of June 30, 2005, the Company had outstanding letters of credit of approximately $0.7 million.

Financing Activities

Our financing activities will have several important effects on our future operations and are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

In July 2005, the PGL Credit Facility was amended to, among other things, increase the maximum revolver to $50.0 million. After the amendment, the undrawn availability under the PGL Credit Facility was $27.8 million.

In July 2005, DJW completed a private placement of $40.0 million aggregate principal amount of DJW Notes.  In connection with the offering of the DJW Notes, DJW was designated an “unrestricted  subsidiary” by the Company under the indenture governing the Peninsula Gaming Notes, and DJW was released of its  obligations  under the PGL Credit  Facility. The DJW Notes bear interest at a rate of 11% per year, payable semi-annually on April 15 and October 15 of each year, beginning October 15, 2005.

The DJW Notes are secured by all of the DJW’s current and future assets (with the exception of certain excluded assets), including the remaining unused proceeds from the offering of the DJW Notes which have been deposited into (i) a construction disbursement account, which will be used to help fund the construction of the casino and (ii) an interest reserve account, which will be used to pay the first two interest payments on the DJW Notes.  The lien on the collateral that secures the DJW Notes (other than the construction disbursement and interest reserve accounts) will be contractually subordinated to the liens securing up to $2.5 million of indebtedness under any future senior secured credit facility pursuant to an intercreditor agreement.  The DJW Notes, which mature on April 15, 2012, are redeemable at the Company’s option, in whole or in part at any time or from time to time, on and after April 15, 20078at certain specified redemption prices set forth in the indenture governing the DJW Notes. The indenture governing the DJW Notes contains a number of restrictive covenants and agreements, including covenants that limit the ability of the Company and its subsidiaries to, among other things: (1) pay dividends, redeem stock or make other distributions or restricted payments; (2) incur indebtedness or issue preferred shares; (3) make certain investments; (4) create liens; (5) agree to payment restrictions affecting the subsidiary guarantors; (6) consolidate or merge; (7) sell or otherwise transfer or dispose of assets, including equity interests of subsidiaries; (8) enter into transactions with affiliates; (9) designate subsidiaries as unrestricted subsidiaries; (10) use proceeds of permitted asset sales and (11) change its line of business. The events of default under the indenture include provisions that are typical of senior debt financings. Upon the occurrence and continuance of certain events of default, the trustee or the holders of not less than 25% in aggregate principal amount of outstanding DJW Notes may declare all unpaid principal and accrued interest on all of the DJW Notes to be immediately due and payable. Upon the occurrence of a change of control (as defined in the indenture), each holder of DJW Notes will have the right to require the Company to purchase all or a portion of such holder’s DJW Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.

Other than as noted above, there have been no significant changes to the Company’s financing activities during the six months ended June 30, 2005.

Liquidity

In addition to our cash on hand, we currently have the following sources of funds for our business: (i) cash flows from OED’s casino and racetrack operations, (ii) cash flows from DJL’s casino operations (iii) available borrowings under the PGL Credit Facility and (iv) net proceeds from the offering of the DJW Notes.  The available borrowing amount at June 30, 2005, after reductions for amounts borrowed and letters of credit outstanding was $13.2 million.

We expect our remaining capital expenditures in 2005, excluding any amounts related to the completion of the racino project, development of a new gaming property in Worth County, Iowa and development of new OTB facilities, to be approximately $1.4 million.  Remaining capital expenditures in 2005 include an estimated $3.1 million and $3.0 million relating to the completion of the racino project and the development of new OTBs at OED, respectively.  Our debt maturities for the next twelve months (excluding discount) are expected to be approximately $7.8 million.  Excluding liquidity requirements of DJW (as discussed below), based on cash on hand at DJL and OED, expected cash flows from operations at DJL and OED and our available sources of financing, we believe we will have adequate liquidity to satisfy our capital and operating needs and service our outstanding indebtedness for the next twelve months.

DJW paid the first installment of its license fee, purchased a portion of the casino site and begun construction. The total estimated remaining costs to acquire land and design, develop, construct, equip and open the Diamond Jo Worth casino is expected to be approximately $40.0 million.  In addition, the Company plans to contribute $1.0 million to DJW to enable DJW to construct a water treatment facility which will benefit DJW and certain other third parties in the local community.

DJW will use the net proceeds from the offering of the DJW Notes, together with borrowings, if any, under any future senior secured credit facility and furniture, fixtures and equipment financing, to complete construction of the Diamond Jo Worth casino. Net proceeds from the offering of the DJW Notes were approximately $37.5 million. We deposited $3.3 million of the net proceeds into an interest reserve account that will be used to pay the first two payments of interest on the DJW Notes and the remaining approximately $34.2 million of net proceeds into a construction disbursement account to fund (together with borrowings under a proposed new senior secured credit facility and furniture, fixtures and equipment financing) the design, development, construction, equipping and opening of the Diamond Jo Worth casino. In addition to using the net proceeds of the offering of the DJW Notes to fund the cost of completing and opening the casino, we plan to finance approximately $5.8 million of gaming equipment purchases prior to the opening of the casino, and to fund the remainder of the completion costs from borrowings under a future $2.5 million senior secured credit facility at DJW. The funds provided by these sources are expected to be, but there can be no assurance that they will be, sufficient to develop, construct and commence operations of the casino.  In addition, as a condition to maintaining DJW’s gaming license, we are required to construct, or cause a third party to construct, a hotel with at least 100 rooms near the site of the Diamond Jo Worth casino within 18 months of the opening of the casino.  We expect to lease the land on which the hotel is to be built to a third party developer that will fund the cost of construction of the hotel.  In the event that we do not lease the hotel land to a third party developer, we will likely need to seek additional financing for the construction of the hotel.

We have entered into a bonded construction contract with Henkel Construction Company (“Henkel”) for the initial development stages of the casino.  We expect to enter into a change order under the construction contract to, among other things, establish a guaranteed maximum price of approximately $22 million for the site preparation and construction costs for the project.  Henkel is a full-service general contractor providing general contracting, construction management and design-build services for new construction and renovation projects throughout the Midwest.  We have also entered into an agreement with Kittrell Garlock and Associates, AIA, Ltd., d/b/a KGA Architecture pursuant to which KDA Architecture will serve as the casino architect.

Following the commencement of operations of the Diamond Jo Worth casino, we expect to fund our operations, our capital requirements and the remaining $4 million of our license fee (which is due in yearly $1 million installments commencing May 2006), from operating cash flows and available borrowings, if any, under a future senior secured credit facility.  PGP will operate the Diamond Jo Worth casino under the terms of a management services agreement.

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

Recent Developments

Amendment to DRA Operating Agreement

On May 31, 2005, DJL and Dubuque Racing Association, Ltd. (the “DRA”) entered into an Eleventh Amendment to Operating Agreement (as amended, the “Operating Agreement”) providing, among other things, that, subject to certain conditions and limitations set forth therein, the DRA may operate up to 1,000 gaming devices and 20 non-video table games and DJL may operate the Diamond Jo riverboat casino (the “Diamond Jo”) as a barge. The Operating Agreement was also amended to extend its term to December 31, 2018.

Under the Operating Agreement, so long as DJL continues to operate its current vessel at its current location as an excursion boat or as a permanently moored vessel, and not as a barge, (i) DJL may increase the number of its gaming devices to 850, and the DRA may increase the number of its gaming devices to 1,050, (ii) prior to December 31, 2008, DJL has agreed not to decrease the number or quality of gambling game positions or make other material changes in its operations that have the purpose or effect of decreasing adjusted gross receipts below the level that DJL would have otherwise achieved, and (iii) DJL has agreed to continue to pay the DRA a $0.50 patron admission fee at its casino through December 31, 2008. From the date that the DRA commences operation of table games (which must commence not later than June 1, 2006) and continuing until December 31, 2008, the DRA has agreed to pay DJL $0.33 for each $1.00 of reduction in DJL’s adjusted gross receipts.

If DJL commences operation as a barge, subject to certain terms and conditions, (i) both DJL and the DRA are authorized to increase the number of gaming devices to 1,500, provided, that if DRA’s facility is at less than 1,500 gaming positions, DJL’s barge shall not exceed the total number of gaming positions at the DRA’s facility by more than 2%, (ii) the DRA is entitled to receive 4.5% of DJL’s adjusted gross receipts and (iii) DJL would no longer be obligated to pay the DRA the $0.50 patron admission fee at its casino.

The DRA has agreed to reimburse DJL for amounts paid to the City of Dubuque under that certain lease between DJL and the City of Dubuque entered into in conjunction with the amendment to the Operating Agreement in an amount not to exceed $500,000 per year if DJL commences operations as a barge and $250,000 per year otherwise DJL and the DRA have also agreed to enter into a joint campaign effort related to the 2010 county referendum to re-authorize gambling games in Dubuque County, pursuant to which DJL has agreed to commit between $250,000 and $400,000 (which amount shall be prefunded in equal annual installments prior to the referenda). Additionally, DJL was granted a right of first refusal in the event of a sale of the DRA’s facility equivalent to the right of first refusal granted to the DRA under the Ninth Amendment to the Operating Agreement.

The DRA, a not-for-profit corporation, operates a pari-mutuel greyhound racing facility in Dubuque, Iowa and serves as DJL’s “qualified sponsoring organization” under Iowa gaming laws.

Lease with the City of Dubuque

On June 1, 2005, DJL entered into a Lease Agreement (the “Lease”) with the City of Dubuque, Iowa, which expires on December 31, 2018. Under the terms of the Lease, (i) DJL has agreed to lease a parcel of real property located in Dubuque, Iowa to be used primarily for concerts, food service, and other entertainment related activities, (ii) DJL was granted authority to construct a two-story barge adjacent to DJL’s currently leased docking facility in the Ice Harbor, and (iii) DJL was granted non-exclusive rights to park in certain parking lots owned by the City of Dubuque (which formerly DJL was granted access pursuant to the Revised Ice Harbor Parking Agreement for Ice Harbor Urban Renewal District, dated May 23, 2000, by and among The City of Dubuque, the DRA, DJL and certain other parties named therein (the “Ice Harbor Parking Agreement”)) in return for (x) rent payments of $25,000 a year, which rent payments are subject to adjustment in the sixth year of the Lease and thereafter based on the Consumer Price Index for All Urban Consumers- U.S. City Average (the “COL Index”) at such time and (y) parking privilege payments of $225,000 a year beginning on January 1, 2009, which payments are subject to adjustment in the year 2010 and thereafter based on the COL Index at such time. In the event DJL expands its facilities as provided for in the Operating Agreement, DJL will be required to make parking privilege payments of $475,000 a year beginning on the first day of operation of such facilities and thereafter, on an adjusted basis based on the COL Index. Under the Lease, the rights of DJL under the Ice Harbor Parking Agreement were terminated. The Lease also provides that DJL will transfer to the City of Dubuque up to one acre of property for the construction by the City of Dubuque of a parking garage in exchange for an equal amount of property owned by the City of Dubuque; provided, however, DJL shall be under no obligation to effect such transfer in the event that certain property of the City of Dubuque is sold to a third party. The Lease also provides that, under certain circumstances, DJL is obligated to pay a portion of the cost of construction of a parking facility/ramp proposed to be located in the Ice Harbor, which costs are reimburseable by the DRA under the Operating Agreement as described above.

Sublease with the DRA

On June 1, 2005, DJL also entered into an Extension of Sublease Agreement (the “Sublease”) with the DRA to extend the term of its sublease to December 31, 2018. Pursuant to the terms of the Sublease, DJL leases certain real property from the DRA located in Dubuque, Iowa, which the DRA in turn leases from the City of Dubuque.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

Our future contractual obligations related to long-term obligations and operating leases at December 31, 2004 updated to include our obligation associated with DJL’s Rebuild Iowa Infrastructure Fund assessment and DJW’s license fee as discussed in note 5 to the financial statements, are as follows (in millions of dollars):

	Payments due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	Thereafter
Long-Term Debt	$283.3	$9.1	$18.0	$15.7	$240.5
Interest on Long-Term Debt	159.1	23.6	45.4	43.2	46.9
Operating Leases	1.7	1.1	0.5	0.1
DJW Gaming License	4.0	1.0	2.0	1.0
Purchase Commitments	1.1	0.3	0.4	0.2	0.2
Litigation Settlement and Other	3.2	1.5	1.6	0.1
Total Contractual Cash Obligations	$452.4	$36.6	$67.9	$60.3	$287.6

The following shows our contingent obligations at December 31, 2004 based on expiration dates (in millions):

	Less Than 1 Year	1 – 3 Years	4 – 5 Years	Thereafter
Standby letters of credit	$4.0

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

Understanding our critical accounting policies and related risks is important in evaluating our financial conditions and results of operations.  The critical accounting policies used in preparation of the Company’s financial statements involve a significant use of management judgment on matters that are inherently uncertain and are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  If actual results differ significantly from management’s estimates, there could be a material effect on our financial condition, results of operations and cash flows.  Management regularly discusses the identification and development of these critical accounting policies with the Audit Committee of the Board of Managers.  There have been no significant changes to the Company’s critical accounting policies during the six months ended June 30, 2005.

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

We are exposed to interest rate risk due to changes in interest rates with respect to our long-term variable interest rate debt borrowing under the PGL Credit Facility.  As of June 30, 2005, the Company had $31.8 million in outstanding borrowings under the PGL Credit Facility, including borrowings under the term loan portion of such facility, that have variable interest rates.  We have estimated our market risk exposure using sensitivity analysis.  We have defined our market risk exposure as the potential loss in future earnings and cash flow with respect to interest rate exposure of our market risk sensitive instruments assuming a hypothetical increase in market rates of interest of one percentage point.  Assuming we borrow the maximum amount allowed under the PGL Credit Facility (currently an aggregate amount of $45.7 million) and if market rates of interest on our variable rate debt increased by one percentage point, the estimated additional annual interest expense would be approximately $0.5 million.

We are also exposed to fair value risk due to changes in interest rates with respect to our long-term fixed interest rate debt borrowings.  Our fixed rate debt instruments are not generally affected by a change in the market rates of interest, and therefore, such instruments generally do not have an impact on future earnings.  However, future earnings and cash flows may be impacted by changes in interest rates related to indebtedness incurred to fund repayments as such fixed rate debt matures.  The following table contains information relating to our fixed rate debt borrowings as of June 30, 2005 (dollars in millions):

Description	Maturity	Interest Rate	Carrying Value	Fair Value
8 3/4% senior secured notes*	April 15, 2012	8 3/4%	$230.1	$227.2
13% senior secured notes with contingent interest of OED*	March 1, 2010	13%	6.8	6.9
Revolving line of credit	June 16, 2008	7%	21.1	21.1
Term loan	June 16, 2008	8 3/4%	10.7	10.7
Note payable	October 1, 2010	8 3/4%	3.3	3.3
Note payable	October 1, 2007	0%	2.8	3.1
Note payable	October 1, 2007	0%	3.0	3.2
Note payable	November 1, 2005	0%	0.1	0.1
Note payable	November 1, 2005	0%	0.5	0.5
Preferred members’ interest, redeemable	October 13, 2006	9%	4.0	4.0

* Represents fair value as of June 30, 2005 based on information provided by an independent investment banking firm.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934, as amended) as of June 30, 2005, have concluded that as of such date the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to such officers on a timely basis.

Changes in internal controls.  There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting during our second quarter.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In October 2003, OED filed a Petition for Declaratory Judgment in state court in St. Landry Parish, Louisiana, naming the Secretary of the Department of Revenue and Taxation for the State of Louisiana, the St. Landry Parish School Board and the City of Opelousas, seeking a definitive ruling on the extent of its tax liability and seeking to prevent Louisiana state and local governmental authorities from assessing sales taxes in connection with its construction and equipping of the Evangeline Downs casino and racetrack.  Louisiana law provides that racetracks are not required to pay taxes other than those provided in the racing statutes and that taxes and fees provided in the racing statutes are in lieu of, among other things, all other state and local taxes, including sales taxes.  In response to a request by OED for clarification of its tax status, the State of Louisiana Department of Revenue delivered a letter to OED, dated April 9, 2001, confirming that all purchases of tangible personal property and taxable services by pari-mutuel racetracks and off-track betting facilities operating in conjunction with these racetracks are exempt from the payment of sales tax.  In a response filed by the City of Opelousas with the district court in February 2005, the City of Opelousas has generally argued that the exemption under the racing statutes should not extend to the purchase of goods, materials and services for non-racing operations, which include, for example, the operation of slot machines, restaurants, lounges and shops.

OED has paid the sales taxes relating to the purchase of slot machines at the casino, but has not paid sales taxes on all purchases to construct the facility or the purchase of all other tangible personal property in connection therewith.  OED’s motion for summary judgment is currently pending before the district court, but a hearing on the motion is not yet scheduled.  Based on the advice of outside regulatory counsel, OED is optimistic that the district court will agree with the position taken to date by OED.  If the issue, however, is ultimately determined adversely to OED, and OED is required to pay sales taxes on its non-racing related activities, based upon current estimates and depending on how the issues are ultimately resolved, such taxes could range from $1.0 million to $2.5 million.

Other than as described above, neither we nor our subsidiaries are a party to, and none of our nor our subsidiaries’ property is the subject of, any other pending legal proceedings other than litigation arising in the normal course of business.  We do not believe that adverse determinations in any or all such other litigation would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 6.  EXHIBITS

(a)                                  Exhibits

Exhibit Number	Description

10.1	Management Services Agreement, dated July 19, 2005, between Diamond Jo Worth, LLC and Peninsula Gaming Partners, LLC

10.2	Indenture, dated as of July 19, 2005, among Diamond Jo Worth, LLC, Diamond Jo Worth Corp. and U.S. Bank National Association, as trustee

10.3	Purchase Agreement, dated June 30, 2005, among Diamond Jo Worth, LLC, Diamond Jo Worth Corp., Diamond Jo Worth Holdings, LLC, Diamond Jo, LLC and Jefferies &Company, Inc.

10.4	Pledge and Security Agreement, dated as of July 19, 2005, among Diamond Jo Worth, LLC, Diamond Jo Worth Corp., Diamond Jo Worth Holdings, LLC and U.S. Bank National Association, as Trustee

10.5

Amended and Restated Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of July 19, 2005, from Diamond Jo Worth, LLC to U.S. Bank National Association, as Trustee

10.6	Second Amendment to the Loan and Security Agreement, dated as of July 12, 2005, among Diamond Jo, LLC, The Old Evangeline Downs, L.L.C., Diamond Jo Worth, LLC and Wells Fargo Foothill, Inc., as Agent

10.7	Standard Form of Agreement between Owner and Architect, dated March 1, 2005, between Diamond Jo Worth, LLC and KGA Architecture

10.8	General Conditions of Standard Form of Agreement between Owner and Architect, dated March 1, 2005, between Diamond Jo Worth, LLC and KGA Architecture

10.9	Standard Form of Agreement between Owner and Contractor, dated as of June 6, 2005, between Diamond Jo Worth, LLC and Henkel Construction Company

31.1	Certification of M. Brent Stevens, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 15d-l4 of the Securities Exchange Act, as amended.

31.2	Certification of Natalie A. Schramm, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 15d-14 of the Securities Exchange Act, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dubuque, State of Iowa on August 15, 2005.

PENINSULA GAMING, LLC

By:	/s/ M. Brent Stevens
M. Brent Stevens
Chief Executive Officer

By:	/s/ Jonathan Swain
Jonathan Swain
Chief Operating Officer

By:	/s/ Natalie A. Schramm
Natalie A. Schramm
Chief Financial Officer

PENINSULA GAMING CORP.

By:	/s/ M. Brent Stevens
M. Brent Stevens
Chief Executive Officer

By:	/s/ Natalie A. Schramm
Natalie A. Schramm
Chief Financial Officer

DIAMOND JO, LLC

By:	/s/ M. Brent Stevens
M. Brent Stevens
Chief Executive Officer

By:	/s/ Jonathan Swain
Jonathan Swain
Chief Operating Officer

By:	/s/ Natalie A. Schramm
Natalie A. Schramm
Chief Financial Officer