Form 10-Q
period 2005-09-30
DIAMOND JO, LLC; PENINSULA GAMING CORP.; Peninsula Gaming, LLC
filed 2005-11-15
CIK 1095997, 1235662, 1299109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005.

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

PENINSULA GAMING, LLC
INDEX TO FORM 10-Q

Part I - Financial Information

Item 1 - Financial Statements

Peninsula Gaming, LLC:
Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2005 and December 31, 2004
Condensed Consolidated Statements of Operations (Unaudited) for Three and Nine Months Ended September 30, 2005 and 2004
Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2005 and 2004
Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Item 4 - Controls and Procedures

Part II - Other Information

Item 1 - Legal Proceedings
Item 6 - Exhibits

Signatures

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2005	December 31, 2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,592,794	$10,504,016
Restricted cash - purse settlements	2,293,091	3,671,331
Restricted cash – interest reserve	3,300,000	—
Accounts receivable, less allowance for doubtful accounts of $60,587 and $47,426, respectively	2,745,348	816,058
Inventories	471,809	243,336
Prepaid expenses	1,250,090	2,183,711
Total current assets	19,653,132	17,418,452

RESTRICTED CASH – CASINO CONTRUCTION	26,523,069	—

PROPERTY AND EQUIPMENT, NET	135,717,236	126,163,076

OTHER ASSETS:
Deferred financing costs, net of amortization of $3,103,912 and $1,437,903, respectively	14,919,477	13,311,935
Goodwill	53,083,429	53,083,429
Licenses and other intangibles	33,865,805	32,562,289
Deposits and other assets	1,377,883	530,159
Total other assets	103,246,594	99,487,812

TOTAL	$285,140,031	$243,069,340

LIABILITIES AND MEMBER’S DEFICIT

CURRENT LIABILITIES:
Accounts payable	$3,458,253	$3,801,985
Construction projects payable	5,284,937	4,711,861
Purse settlement payable	3,737,057	5,040,312
Accrued payroll and payroll taxes	2,993,400	2,615,915
Accrued interest	10,628,561	4,973,545
Other accrued expenses	7,715,287	4,396,194
Payable to affiliate	188,505	100,973
Current maturity of long-term debt	7,140,311	8,630,008
Total current liabilities	41,146,311	34,270,793

LONG-TERM LIABILITIES:
8 3/4% senior secured notes, net of discount	230,177,710	229,945,650
11% Senior secured notes	40,000,000	—
13% senior secured notes, net of discount	6,808,597	6,796,576
Senior secured credit facilities	19,600,000	13,887,764
Term loan	5,666,667	8,666,667
Notes payable	5,660,539	7,451,248
Other accrued expenses	200,000	650,000
Preferred members’ interest, redeemable	4,000,000	4,000,000
Total long-term liabilities	312,113,513	271,397,905
Total liabilities	353,259,824	305,668,698

COMMITMENTS AND CONTINGENCIES

MEMBER’S DEFICIT	(68,119,793)	(62,599,358)

TOTAL	$285,140,031	$243,069,340

See notes to condensed consolidated financial statements (unaudited).

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
REVENUES:
Casino	$35,142,968	$30,088,557	$104,934,002	$89,095,029
Racing	5,671,749	5,047,741	12,717,837	14,420,556
Video Poker	508,465	637,304	1,663,308	2,124,132
Food and beverage	3,759,868	3,143,626	9,958,111	8,919,141
Other	629,394	504,824	1,176,240	1,114,023
Less promotional allowances	(2,028,201)	(2,131,165)	(5,421,996)	(6,250,930)
Total net revenues	43,684,243	37,290,887	125,027,502	109,421,951

EXPENSES:
Casino	17,245,590	14,539,276	52,874,372	44,910,712
Racing	4,764,006	4,377,942	10,885,081	12,273,002
Video Poker	386,798	505,962	1,302,977	1,588,759
Food and beverage	2,648,287	2,337,789	7,372,589	7,108,104
Boat operations	529,403	563,585	1,624,726	1,682,631
Other	383,403	397,008	562,625	911,289
Selling, general and administrative	6,634,558	5,652,111	18,962,933	15,940,193
Depreciation and amortization	4,178,787	2,989,628	12,084,544	8,844,842
Pre-opening expense	76,390	—	177,041	257,448
Development expense	(19,933)	70,472	516,085	129,703
Management severance and recruiting	—	569,983	—	569,983
Affiliate management fees	427,413	276,186	1,040,799	676,186
Loss on disposal of assets	5,120	17,493	98,001	17,685
Total expenses	37,259,822	32,297,435	107,501,773	94,910,537

INCOME FROM OPERATIONS	6,424,421	4,993,452	17,525,729	14,511,414

OTHER INCOME (EXPENSE):
Interest income	227,713	21,368	269,049	150,970
Interest expense, net of amounts capitalized	(7,745,873)	(6,107,209)	(21,211,196)	(20,308,621)
Interest expense related to preferred members’ interest, redeemable	(90,000)	(90,000)	(270,000)	(270,000)
Loss on early retirement of debt	—	—	—	(37,566,234)
Total other expense	(7,608,160)	(6,175,841)	(21,212,147)	(57,993,885)

NET LOSS TO COMMON MEMBER’S INTEREST	$(1,183,739)	$(1,182,389)	$(3,686,418)	$(43,482,471)

See notes to condensed consolidated financial statements (unaudited).

PENINSULA GAMING, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,686,418)	$(43,482,471)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	12,084,544	8,844,842
Provision for doubtful accounts	94,674	84,794
Amortization of deferred financing costs and bond discount (including $13.8 million of write-off of deferred financing costs and bond discount in 2004)	2,294,713	15,731,156
Loss on disposal of assets	98,001	17,685
Changes in operating assets and liabilities:
Receivables	(2,023,964)	(1,224,245)
Inventories	(228,473)	67,672
Prepaid expenses and other assets	85,894	(201,635)
Payable to affiliate	87,532	119,934
Accounts payable	(1,796,315)	1,393,774
Accrued expenses	7,821,795	(830,382)
Net cash flows from operating activities	14,831,983	(19,478,876)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash - purse settlements	1,378,240	(621,548)
Business acquisition and licensing costs	(1,303,516)	(217,542)
Construction project development costs	(15,938,994)	(35,359,358)
Proceeds from (deposits to) restricted cash - construction projects, net	(29,823,069)	20,013,291
Maturity and sale of restricted investments		15,778,883
Purchase of property and equipment	(4,366,993)	(3,447,190)
Proceeds from sale of property and equipment	37,037	1,800
Net cash flows from investing activities	(50,017,295)	(3,851,664)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(2,941,610)	(13,349,121)
Principal payments on debt	(6,686,264)	(201,900,265)
Net proceeds (payments) from senior credit facilities	5,712,236	(7,133,203)
Proceeds from term loan		14,666,667
Proceeds from FF&E credit facility		3,467,507
Proceeds from senior secured notes	40,000,000	229,728,680
Proceeds from note payable	23,745
Member distributions	(1,834,017)	(6,445,516)
Net cash flows from financing activities	34,274,090	19,034,749

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(911,222)	(4,295,791)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,504,016	21,158,295

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,592,794	$16,862,504

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$13,376,942	$20,046,208

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property additions acquired on construction payable which were accrued, but not paid	$6,179,616	$3,774,374
Deferred financing costs which were accrued, but not paid	334,447	610,725
Spin-off of OED Acquisition, LLC		135,205

See notes to condensed consolidated financial statements (unaudited).

PENINSULA GAMING, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     Organization and Basis of Presentation

Peninsula Gaming, LLC (“PGL” or the “Company”), a Delaware limited liability company, is a holding company with no independent operations whose sole assets are its equity interests in its subsidiaries.  PGL’s subsidiaries consist of: (i) Diamond Jo, LLC, a Delaware limited liability company (“DJL”), that owns and operates the Diamond Jo riverboat casino in Dubuque, Iowa; (ii) The Old Evangeline Downs, L.L.C., a Louisiana limited liability company (“OED”), that owns and operates the Evangeline Downs Racetrack and Casino, or racino, in St. Landry Parish, Louisiana and four off-track betting (“OTB”) parlors in Louisiana; (iii) Diamond Jo Worth Holdings, LLC, a Delaware limited liability company (“DJWH”), and (iv) Peninsula Gaming Corp. (“PGC”), a Delaware limited liability company with no assets or operations formed solely to facilitate the offering of the Company’s 8 3/4% senior secured notes due 2012 (the “Peninsula Gaming Notes”) in March 2004.  DJWH is a holding company with no independent operations whose sole assets are its equity interests in its subsidiaries.  DJWH’s subsidiaries consist of: (i) Diamond Jo Worth, LLC, a Delaware limited liability company (“DJW”), formed in October 2004 for the purpose of obtaining a gaming license in Worth County, Iowa and (ii) DJW Corp. (“DJWC”), a Delaware limited liability company with no assets or operations formed solely to facilitate the offering by DJW of its 11% senior secured notes due 2012 (the “DJW Notes”) in July 2005.  The Company is a wholly owned subsidiary of Peninsula Gaming Partners, LLC (“PGP”), a Delaware limited liability company.

The Company, DJL and PGC are co-issuers of the Peninsula Gaming Notes which are registered with the U.S. Securities and Exchange Commission (the “SEC”).  OED is a guarantor of the Peninsula Gaming Notes, and the equity of DJL and OED is pledged as collateral securing obligations under the Peninsula Gaming Notes.  In July 2005, in connection with the offering of the DJW Notes, DJW was designated as an “unrestricted subsidiary” under the indenture governing the Peninsula Gaming Notes and the liens on the assets and capital stock of DJW under the Peninsula Gaming Notes were released.  The equity of DJL and OED are also pledged as collateral securing obligations under PGL’s senior secured credit facility.

On May 11, 2005, DJW, in connection with its exclusive agreement with the Worth County Development Authority, was granted a gaming license by the Iowa Racing and Gaming Commission to operate an excursion gambling boat in Worth County, Iowa.  DJW began construction of the casino in June 2005.  Current plans for the casino include:

•      a casino with approximately 516 slot machines, 15 table games and 5 poker tables;

•      parking spaces for approximately 600 vehicles; and

•      several dining options, including a 150 seat coffee shop and two fast food dining outlets.

The total estimated costs to acquire land and design, develop, construct, equip and open the casino is expected to be approximately $40.8 million.  In addition, the Company plans to contribute $1.0 million to DJW to construct a water treatment facility which will be owned, operated and utilized by DJW and will also benefit the local community.  DJW has entered into a guaranteed maximum price construction contract to cover approximately $21.8 million of the construction costs.

The Company has purchased all of the land necessary to develop the casino and has commenced construction of the casino.  Total capitalized costs related to the project as of September 30, 2005 is approximately $11.6 million.

The source of funds to complete construction and development of the casino will be (i) a portion of the proceeds from the offering of the DJW Notes, (ii) available borrowings under a planned $2.5 million senior secured credit facility, (iii) expected furniture, fixtures and equipment financing of up to approximately $5.8 million which the Company anticipates obtaining prior to commencement of the Company’s casino operations, and (iv) contributions from the Company to construct a water treatment facility.  See Note 4 for further information about the DJW Notes.

As a condition for granting the gaming license, DJW is required to pay to the State of Iowa under an executory agreement a license fee of $5.0 million, payable in five $1.0 million annual installments beginning in June 2005.  This first installment was paid and recorded as an intangible asset. See Note 2 for further information about the DJW gaming license.

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

2.     Summary of Significant Accounting Policies

Restricted Cash – Interest Reserve - “Restricted cash – interest reserve” represents a portion of the unused proceeds from the DJW Notes, the use and disbursement of which are restricted to the payment of interest on the DJW Notes in accordance with the terms of a Cash Collateral and Disbursement Agreement, dated July 19, 2005, among DJW, DJWC and US Bank (as trustee and disbursement agent) (the “Cash Collateral and Disbursement Agreement”).  As of September 30, 2005, DJW had $3.3 million deposited in an account which is invested in securities that are readily convertible to cash.

Restricted Cash - Casino Construction - “Restricted cash – casino construction” represents the remaining unused proceeds from the DJW Notes, the use and disbursement of which are restricted to the design, development, construction, equipping and opening of the casino in Worth County, Iowa in accordance with the terms of the Cash Collateral and Disbursement Agreement.  As of September 30, 2005, DJW had $26.5 million deposited in a construction disbursement account which is invested in securities that are readily convertible to cash.

Capitalized Interest—The Company capitalizes interest costs associated with debt incurred in connection with construction projects. When debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the construction projects at the Company’s average cost of borrowed money. Capitalization of interest ceases when the project is substantially complete. The amount capitalized during the three months ended September 30, 2005 and 2004 was $0.1 million and $0.4 million, respectively and during the nine months ended September 30, 2005 and 2004 was $0.1 million and $0.8 million, respectively.

Acquisition - In September 2005, in connection with the purchase of land around the casino site, DJW also acquired a convenience store operation.  This acquisition was accounted for under the purchase method by assigning the purchase price to tangible assets acquired and liabilities assumed.  Assets acquired and liabilities assumed were recorded at their fair values.  As of September 30, 2005, DJW had not yet completed its purchase price accounting surrounding this acquisition.  The results of operations of the convenience store are included in the statement of operations since its acquisition date.  Pro forma financial information is not presented as the effect of these acquisitions is not material to the Company’s results of operations.

Goodwill and Licenses and Other Intangible Assets — At September 30, 2005 and December 31, 2004, goodwill and licenses and other intangibles consists of goodwill associated with the purchase of the Diamond Jo riverboat casino, the acquired licenses and tradename associated with the purchase of OED and the gaming license at DJW as discussed above.  Such assets have indefinite lives.  To the extent the purchase price exceeded the fair value of the net identifiable assets acquired at DJL, such excess was recorded as goodwill.  Goodwill and indefinite lived intangible assets are not amortized but are reviewed at least annually for impairment and written down and charged to income if the recorded value exceeds their estimated fair value.  Goodwill relates to the DJL segment and licenses and other intangibles relate to the OED and DJW segments as detailed below.

As of September 30, 2005 and December 31, 2004, the Company had approximately $33.9 million and $32.6 million, respectively, of licenses and other intangibles summarized as follows (in millions):

	September 30, 2005	December 31, 2004
OED Slot Machine and Electronic Video Game Licenses	$29.1	$28.8
OED Tradename	2.5	2.5
OED Horse Racing Licenses	1.3	1.3
DJW Gaming License	1.0
Total	$33.9	$32.6

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

PGP entered into an agreement, in connection with its acquisition of OED, to pay a former owner a contingent fee of one half of one percent (0.5%) of the net slot revenues generated by OED’s racino located in St. Landry Parish, Louisiana, for a period of ten years commencing on December 19, 2003, the date the racino’s casino opened to the general public.  This contingent fee is payable monthly in arrears and has been recorded as an adjustment to the purchase price of slot machine and electronic video game licenses of $303,516 and $222,565 for the nine months ended September 30, 2005 and 2004, respectively.

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

Goodwill and indefinite lived intangible assets are subject to impairment by, among other factors, significant changes in gaming tax rates, competition and regulatory requirements; lack of license renewals; lack of voter reapproval in Iowa; and changes in the way OED’s tradename is used.  Goodwill and indefinite lived intangible assets are tested annually for impairment with more frequent tests performed if indications of impairment exist.  The Company’s annual impairment testing date is in the first quarter of each fiscal year.  Impairment for intangible assets with indefinite lives exists if the carrying value of the intangible asset exceeds its fair value.  Goodwill is potentially impaired if the carrying value of a “reporting unit” exceeds its estimated fair value.  Management determines fair value using a discounted future cash flow analysis and other accepted valuation techniques.  The Company’s annual impairment testing performed during the quarters ended March 31, 2005 and 2004 resulted in no impairments.

Stock Based Compensation—The Company accounts for employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”).

The fair value method is an alternative method of accounting for stock-based compensation that is permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).  Under the fair value method compensation expense is recorded over the vesting periods based on the estimated fair value of the stock-based compensation.  The following table illustrates the effect on net loss to common member’s interest if the Company had accounted for its employee stock-based compensation plans using the fair value method (in thousands):

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Net loss to common member’s interest, as reported	$(1,184)	$(1,182)	$(3,686)	$(43,482)
Stock-based employee compensation expenses included in reported net loss	148		207
Stock-based employee compensation expense determined under the fair value method	(156)		(243)
SFAS 123 pro forma net loss to common member’s interest	$(1,192)	$(1,182)	$(3,722)	$(43,482)

The weighted average fair value of units granted by the Company was $10.00 per unit.  Units granted by the Company that contain a put option exercisable by the employee are recorded at their fair market value with a corresponding expense recorded within the statement of operations based on the percentage vested.  For units granted by the Company that do not contain a put option, the fair value of each unit was estimated using the Black-Scholes pricing model and the following weighted average assumptions:

2005 Grants
Risk-free interest rate	3.5%
Expected dividend yield	—%
Expected volatility	.4
Expected life	5 years

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

The Company maintains deposit accounts at four banks.  At September 30, 2005 and December 31, 2004, and various times during the periods then ended, the balance at the banks exceeded the maximum amount insured by the Federal Deposit Insurance Corporation.  Credit risk is managed by monitoring the credit quality of the banks.

Reclassifications—Certain prior year amounts have been reclassified to conform with the current period presentation.  These reclassifications did not have any effect on the Company’s member’s deficit or net loss to common member’s interest in 2004.  In our consolidated statement of cash flows for the nine months ended September 30, 2005, we classified changes in restricted cash balances as an investing activity.  We previously presented such changes as an operating activity.  In the consolidated statements of cash flows for the nine months ended September 30, 2004, we reclassified changes in restricted cash balances of $621,548 from operating to investing to be consistent with our 2005 presentation.

New Accounting Pronouncements—In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R).  SFAS 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  The cost of the employee services is recognized as compensation cost over the period that an employee provides service in exchange for the award.  The Company will adopt SFAS 123R effective January 1, 2006.  SFAS 123R may be adopted using a prospective method or a retrospective method.  The Company is currently evaluating the adoption alternatives.

3.     Property and Equipment

Property and equipment at September 30, 2005 and December 31, 2004 is summarized as follows:

	September 30, 2005	December 31, 2004
Land and land improvements	$15,368,462	$13,639,200
Buildings and improvements	83,590,048	78,477,066
Riverboat and improvements	8,361,164	8,308,070
Furniture, fixtures and equipment	42,989,928	39,106,835
Computer equipment	6,019,208	5,817,263
Vehicles	208,685	176,236
Construction in progress	10,712,240	880,879
Subtotal	167,249,735	146,405,549
Accumulated depreciation	(31,532,499)	(20,242,473)
Property and equipment, net	$135,717,236	$126,163,076

Depreciation expense for the three months ended September 30, 2005 and 2004 and nine months ended September 30, 2005 and 2004 was $4,178,787, $2,989,628, $12,084,544 and $8,844,842, respectively.

4.     Long-Term Debt

Long-term debt, as of the dates indicated, consists of the following:

	September 30, 2005	December 31, 2004
8 3/4% senior secured notes due April 15, 2012, net of discount of $2,822,290 and $3,054,350, secured by assets of DJL and OED and a pledge of the equity of DJL and OED.	$230,177,710	$229,945,650

13% senior secured notes of OED due March 1, 2010 with contingent interest, net of discount of $101,403 and $113,424, secured by certain assets of OED.	6,808,597	6,796,576

11% senior secured notes of DJW due April 15, 2012, secured by substantially all the assets of DJW and a pledge of the equity of DJW and DJWC.	40,000,000

$50.0 million revolving line of credit under a loan and security agreement of DJL and OED with Wells Fargo Foothill, Inc. dated June 16, 2004, interest rate at prime plus a margin of 0.5 - 1.0% (current rate of 7.25%), maturing June 16, 2008, secured by substantially all the assets of DJL and OED.	19,600,000	13,887,764

Term loan under a loan and security agreement of DJL and OED with Wells Fargo Foothill, Inc. dated June 16, 2004, interest rate at prime plus 2.5% (current rate of 9.25%), due in equal monthly installments of $333,333 beginning July 1, 2004, maturing June 16, 2008, secured by certain assets of DJL and OED.	9,666,667	12,666,667

Promissory note payable to third party, interest at 8.75% payable monthly in arrears, annual principal payments of $1,100,000 in 2005 and $550,000 each year thereafter, secured by a mortgage on certain real property of OED.	3,300,000	3,850,000

Note payable to third party, interest rate at 9.5%, monthly payments of principal and interest of $31,250, with final payment paid June 2005, secured by certain assets of OED.		184,596

Notes payable to third party, net of discount of $328,605 and $673,370, interest rate at 0% (discounted at 7.4%) for the first 24 months and 7.4% thereafter, monthly payments of principal of $224,149 through October 2006 followed by monthly payments of principal and interest of $233,236, through October 2007, secured by certain assets of DJL and OED.	5,275,139	6,952,242

Notes payable to third party, net of discount of $1,891 and $40,860, interest rate at 0% (discounted at 7.4%), monthly payments of principal of $103,066, through November 2005, secured by certain assets of DJL and OED.	204,240	1,094,418

Note payable to third party, net of discount of $1,615, interest rate at 0% (discounted at 4.9%), monthly payments of principal of $660, through August 2008.	21,471

Preferred membership interests-redeemable, interest at 9%, due October 13, 2006.	4,000,000	4,000,000

Total debt	319,053,824	279,377,913

Less current portion	(7,140,311)	(8,630,008)

Total long term debt	$311,913,513	$270,747,905

Principal maturities of debt (excluding discount) for the remainder of 2005, for each of the years ended December 31, 2006 through 2009, and thereafter are summarized as follows (dollars in thousands):

2005	$2,426
2006	11,239
2007	6,813
2008	20,822
2009	550
Thereafter	280,460
$322,310

In July 2005, DJW completed a private placement of $40.0 million aggregate principal amount of DJW Notes.  In connection with the offering of the DJW Notes, DJW was designated an “unrestricted subsidiary” by the Company under the indenture governing the Peninsula Gaming Notes, and DJW was released of its obligations under the DJL and OED senior secured credit facility (the “Senior Credit Facility”). The DJW Notes bear interest at a rate of 11% per year, payable semi-annually on April 15 and October 15 of each year, beginning October 15, 2005.

The DJW Notes are secured by a pledge of the equity of DJW and DJWC and a security interest in all of DJW’s current and future assets (with the exception of certain excluded assets), including the remaining unused proceeds from the offering of the DJW Notes which have been deposited into (i) a construction disbursement account, which will be used to help fund the construction of the casino and (ii) an interest reserve account, which will be used to pay the first two interest payments on the DJW Notes.  The lien on the collateral that secures the DJW Notes (other than the construction disbursement and interest reserve accounts) will be contractually subordinated to the liens securing up to $2.5 million of indebtedness under any future senior secured credit facility pursuant to a proposed intercreditor agreement.  The DJW Notes, which mature on April 15, 2012, are redeemable at the Company’s option, in whole or in part at any time or from time to time, on and after April 15, 2008 at certain specified redemption prices set forth in the indenture governing the DJW Notes. The indenture governing the DJW Notes contains a number of restrictive covenants and agreements, including covenants that limit the ability of the Company and its subsidiaries to, among other things: (1) pay dividends, redeem stock or make other distributions or restricted payments; (2) incur indebtedness or issue preferred shares; (3) make certain investments; (4) create liens; (5) agree to payment restrictions affecting any future subsidiary guarantors; (6) consolidate or merge; (7) sell or otherwise transfer or dispose of assets, including equity interests of subsidiaries; (8) enter into transactions with affiliates; (9) designate subsidiaries as unrestricted subsidiaries; (10) use proceeds of permitted asset sales and (11) change its line of business. Upon the occurrence and continuance of certain events of default, the trustee or the holders of not less than 25% in aggregate principal amount of outstanding DJW Notes may declare all unpaid principal and accrued interest on all of the DJW Notes to be immediately due and payable. Upon the occurrence of a change of control (as defined in the indenture), each holder of DJW Notes will have the right to require the Company to purchase all or a portion of such holder’s DJW Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.  The Company was in compliance with the above covenants as of September 30, 2005.

In July 2005, the PGL Credit Facility was amended to, among other things, increase the maximum revolver amount to $50.0 million.

As of September 30, 2005, there was $19.6 million outstanding under the revolver portion of the Senior Credit Facility.  In addition, as of September 30, 2005, letters of credit totaling approximately $0.7 million were outstanding resulting in available borrowings under the Senior Credit Facility of $29.7 million.

The Peninsula Gaming Notes and the Company’s senior credit facility and term loan contain certain restrictive covenants.  The Company was in compliance with such covenants as of September 30, 2005.

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

OED has paid the sales taxes relating to the purchase of slot machines at the casino, but has not paid sales taxes on all purchases to construct the facility or the purchase of all other tangible personal property in connection therewith.  OED’s motion for summary judgment is currently pending before the district court, but a hearing on the motion is not yet scheduled.  Based on discussions with outside regulatory counsel, OED is optimistic that the district court will agree with the position taken to date by OED.  If the issue, however, is ultimately determined adversely to OED, and OED is required to pay sales taxes on its non-racing related activities, based upon current estimates and depending on how the issues are ultimately resolved, such taxes could range from $1.0 million to $2.5 million.

In October 2005, OED filed a claim to arbitrate our claims against the general contractor of the racino alleging that the general contractor improperly constructed the horse racetrack at the racino. We are pursuing a claim for damages of approximately $7.2 million against the general contractor to recoup our track reconstruction costs and other related damages. The arbitration is currently scheduled be held in Lafayette, Louisiana and is expected to take approximately one year.  OED believes it is too early to determine the results of the arbitration.

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

In connection with obtaining its gaming license, DJW is required to pay under an executory agreement a license fee of $5.0 million due in five annual installments of $1.0 million.  DJW paid the first $1.0 million installment in June 2005 with the remaining installments due in May 2006 and each May thereafter through 2009.  These payments will be recorded in long term assets as licenses and other intangibles and tested annually for impairment under SFAS 142.

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

6.     Related Party Transactions

During the three months ended September 30, 2005 and 2004 and the nine months ended September 30, 2005 and 2004, the Company distributed $488,339, $294,561, $1,834,017 and $1,945,516, respectively, to PGP primarily for (i) certain consulting and financial advisory services related to PGP development expenses, (ii) board fees and actual out-of-pocket expenses incurred by members of the board of managers of PGP and (iii) tax, accounting, legal and administrative costs and expenses related to PGP.  These amounts were recorded as member distributions.  In addition, during the three and nine months ended September 30, 2005, the Company expensed board fees payable to board members of PGP of $97,500.

In May 2004, PGP repurchased 147,553 units of its convertible preferred membership interests from an unrelated third party for approximately $4.5 million. The repurchase was funded by a distribution of cash to PGP from the Company.

In accordance with a management services agreement between OED Acquisition LLC (“OEDA”), a wholly owned subsidiary of PGP, and OED, under which OED pays to OEDA a base management fee of 0.44% of net revenue (less net food and beverage revenue) plus an incentive fee based on earnings before interest, taxes, depreciation, amortization and other non-recurring charges, OED expensed $162,914 and $119,934 in affiliate management fees payable to OEDA for the three months ended September 30, 2005 and 2004, respectively and $463,219 and $119,934 in affiliate management fees payable to OEDA for the nine months ended September 30, 2005 and 2004.

OED is a party to a consulting agreement with a board member of PGP.  Under the consulting agreement, OED must pay to the board member a fee equal to 2.5% of OED’s earnings before interest, taxes, depreciation, amortization and other non-recurring charges during the preceding calendar year commencing on January 1, 2004.  Under the consulting agreement, the board member is also entitled to reimbursement of reasonable business expenses as approved by the board of managers of PGP.  OED expensed $166,999 and $156,252 of affiliate management fees for the three months ended September 30, 2005 and 2004, respectively, and $480,080 and $468,752 for the nine months ended September 30, 2005 and 2004, respectively, related to this agreement.

A board member of PGP was entitled to receive from OEDA board fees of $175,000 per year for services performed in his capacity as a board member.  For the three months and nine months ended September 30, 2004, OEDA expensed $0 and $87,500, respectively, of affiliate management fees related to these board fees.

In connection with the offering of the DJW Notes, DJW paid approximately $2.0 million in fees and expenses to its investment banking firm, which employs the Company’s Chief Executive Officer.

At a meeting of the board of managers of PGP held on February 25, 2005, PGP approved grants of profits interests under PGP’s Amended and Restated 2004 Incentive Unit Plan (the “IUP”) to two executive officers of PGL aggregating 2.50% of the outstanding membership units of PGP on a fully diluted basis.  The terms of the awards include specified vesting schedules, acceleration of vesting upon the occurrence of certain events, anti-dilution protection, transfer restrictions and other customary terms and provisions.  The profits interests awarded under the IUP entitle the holders thereof to receive distributions from operating profits on a pro rata basis with holders of common units of PGP (but only to the extent of profits allocated to holders of profits interests after the date of grant) and distributions on liquidation (but only to the extent of their pro rata share of any undistributed operating profits allocated to holders of profits interests and any further appreciation in the fair market value of PGP after the date of grant).  Upon any termination of their employment, the respective officers are entitled at their option to cause the Company to redeem all such vested profits interests granted to them for cash at their fair market value at the time of termination of employment.  The board also authorized additional units representing 1.5% of the outstanding membership units of PGP for future grants under the IUP.  Quarterly, the Company estimates the fair value of the units and compares that value to the value of the units at the date of grant.  Any appreciation in the value of the units over that period and based on the percentage of the grant vested is expensed.  The Company expensed $147,797 and $207,252 during the three and nine months ended September 30, 2005, respectively, with respect to these units.

7.     Segment Information

The Company currently operates three reportable segments: (1) DJL operations which comprise the Diamond Jo riverboat casino in Dubuque, Iowa, (2) OED operations which comprise the casino, racetrack and OTBs operated by OED in Louisiana and (3) DJW whose main facility is currently under development but there is segment net revenues and operating earnings for a convenience store which DJW acquired with a land purchase in September 2005.

The accounting policies for each segment are the same as those described in Note 2 above.  The Company evaluates performance and allocates resources based upon, among other considerations, segment operating earnings (as defined below).

The tables below present information about reported segments for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Net Revenues Three Months Ended September 30,		Net Revenues Nine Months Ended September 30,
	2005	2004	2005	2004
DJL	$13,445	$13,852	$40,176	$38,368
OED	29,936	23,439	84,549	71,054
DJW	303	0	303
Total	$43,684	$37,291	$125,028	$109,422

	Segment Operating Earnings Three Months Ended September 30,		Segment Operating Earnings Nine Months Ended September 30,
	2005	2004	2005	2004
General corporate	$(752)	$(413)	$(1,939)	$(413)
DJL	4,768	4,962	13,216	12,370
OED	7,074	4,368	20,164	13,050
DJW	2		2
Total Segment Operating Earnings (1)	11,092	8,917	31,443	25,007
General corporate:
Development expense	63		(223)
Affiliate management fees	(98)		(98)	(87)
Management severance and recruiting		(101)		(101)
DJW:
Depreciation and amortization	(6)		(6)
Pre-opening expense	(28)		(41)
Interest expense, net	(633)		(640)
DJL:
Depreciation and amortization	(1,075)	(633)	(3,113)	(1,797)
Development expense	(37)	(70)	(110)	(130)
Management severance and recruiting		(290)		(290)
Loss on disposal of assets	(1)	(17)	(70)	(17)
Interest expense, net	(2,481)	(2,387)	(7,334)	(16,669)
OED:
Depreciation and amortization	(3,098)	(2,357)	(8,965)	(7,047)
Development expense	(6)		(183)
Pre-opening expense	(48)		(136)	(258)
Management severance and recruiting		(179)		(179)
Affiliate management fees	(330)	(276)	(943)	(589)
Loss on disposal of assets	(4)		(28)
Interest expense, net	(4,494)	(3,789)	(13,239)	(41,325)
Net loss to common member’s interest	$(1,184)	$(1,182)	$(3,686)	$(43,482)

(1)     Segment operating earnings is defined as net loss to common member’s interest plus depreciation and amortization, pre-opening expense, development expense, management severance and recruiting, affiliate management fees, loss on disposal of assets and interest expense (net).  Also, general corporate expenses are not allocated to operating segments.

8.     Fair Value of Financial Instruments

The fair value of the Company’s financial instruments consisting of cash and cash equivalents, restricted cash, receivables, and payables approximate their recorded amounts due to the short term nature of the instruments.  The fair value and recorded amounts for the Company’s debt instruments at September 30, 2005 and December 31, 2004 are as follows:

	September 30, 2005		December 31, 2004
	Fair Value	Recorded Amount	Fair Value	Recorded Amount
8 3/4% senior secured notes	$229,505,000	$230,177,10	$228,340,000	$229,945,650
13% senior secured notes	6,910,000	6,808,597	6,910,000	6,796,576
11% senior secured notes	40,000,000	40,000,000
Senior secured credit facilities	19,600,000	19,600,000	13,887,764	13,887,764
Term loan	9,666,667	9,666,667	12,666,667	12,666,667
Notes payable	9,132,961	8,800,850	12,795,485	12,081,256
Preferred members’ interests	4,000,000	4,000,000	4,000,000	4,000,000

Fair value information is based on current market interest rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk.

9.     Consolidating Financial Statements

The following consolidating schedules reflect the financial position and results of operations and cash flows for PGL, DJL, OED and DJW for the periods presented.

CONSOLIDATING BALANCE SHEETS

	At September 30, 2005
	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - OED	Subsidiary Non-Guarantor - DJW	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(8,793)	$3,190,637	$6,191,203	$219,747		$9,592,794
Restricted cash-purse settlements			2,293,091			2,293,091
Restricted cash – interest reserve				3,300,000		3,300,000
Receivables		94,455	2,485,240	165,653		2,745,348
Receivables from affiliates		8,098,027			$(8,098,027)	—
Inventories		107,772	256,030	108,007		471,809
Prepaid expenses	21,849	503,995	579,997	144,249		1,250,090
Total current assets	13,056	11,994,886	11,805,561	3,937,656	(8,098,027)	19,653,132
RESTRICTED CASH – WORTH PROJECT				26,523,069		26,523,069
PROPERTY AND EQUIPMENT, NET		17,030,557	107,054,660	11,632,019		135,717,236
OTHER ASSETS:
Investment in subsidiaries	(67,266,640)				67,266,640
Deferred financing costs		5,288,310	7,172,312	2,458,855		14,919,477
Goodwill		53,083,429				53,083,429
Licenses and other intangibles			32,865,805	1,000,000		33,865,805
Deposits and other assets	4,017	1,237,262	127,104	9,500		1,377,883
Total other assets	(67,262,623)	59,609,001	40,165,221	3,468,355	67,266,640	103,246,594
TOTAL	$(67,249,567)	$88,634,444	$159,025,442	$45,561,099	$59,168,613	$285,140,031

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$152,583	$478,775	$2,702,022	$124,873		$3,458,253
Construction projects payable			2,149,614	3,135,323		5,284,937
Purse settlement payable			3,737,057	0		3,737,057
Accrued payroll and payroll taxes	711,743	952,425	1,323,095	6,137		2,993,400
Accrued interest		3,587,994	6,148,345	892,222		10,628,561
Other accrued expenses	5,900	1,628,216	6,064,484	16,687		7,715,287
Payables to affiliate			8,286,532		(8,098,027)	188,505
Current maturity of long-term debt		1,184,397	5,955,914			7,140,311
Total current liabilities	870,226	7,831,807	36,367,063	4,175,242	(8,098,027)	41,146,311
LONG-TERM LIABILITIES:
8 3/4% senior secured notes, net of discount		86,827,518	143,350,192			230,177,710
11% senior secured notes				40,000,000		40,000,000
13% senior secured notes, net of discount			6,808,597			6,808,597
Senior secured credit facilities		5,900,000	13,700,000			19,600,000
Term loan			5,666,667			5,666,667
Notes payable		1,422,926	4,237,613			5,660,539
Other accrued expenses		200,000				200,000
Preferred members’ interest, redeemable		4,000,000				4,000,000
Total long-term liabilities		98,350,444	173,763,069	40,000,000		312,113,513
Total liabilities	870,226	106,182,251	210,130,132	44,175,242	(8,098,027)	353,259,824

MEMBER’S EQUITY (DEFICIT)	(68,119,793)	(17,547,807)	(51,104,690)	1,385,857	67,266,640	(68,119,793)
TOTAL	$(67,249,567)	$88,634,444	$159,025,442	$45,561,099	$59,168,613	$285,140,031

	At December 31, 2004
	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - OED	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(1,211)	$3,433,915	$7,071,312		$10,504,016
Restricted cash-purse settlements			3,671,331		3,671,331
Receivables		80,976	735,082		816,058
Receivables from affiliates		6,672,662		$(6,672,662)
Inventories		105,607	137,729		243,336
Prepaid expenses		1,064,490	1,119,221		2,183,711
Total current assets	(1,211)	11,357,650	12,734,675	(6,672,662)	17,418,452
PROPERTY AND EQUIPMENT, NET		18,543,117	107,619,959		126,163,076
OTHER ASSETS:
Investment in subsidiaries	(62,215,342)			62,215,342
Deferred financing costs		5,583,956	7,727,979		13,311,935
Goodwill		53,083,429			53,083,429
Licenses and other intangibles			32,562,289		32,562,289
Deposits and other assets		363,184	166,975		530,159
Total other assets	(62,215,342)	59,030,569	40,457,243	62,215,342	99,487,812
TOTAL	$(62,216,553)	$88,931,336	$160,811,877	$55,542,680	$243,069,340

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$36,034	$690,681	$3,075,270		$3,801,985
Construction projects payable			4,711,861		4,711,861
Purse settlement payable			5,040,312		5,040,312
Accrued payroll and payroll taxes	341,218	1,088,514	1,186,183		2,615,915
Accrued interest		1,707,840	3,265,705		4,973,545
Other accrued expenses	5,553	1,554,791	2,835,850		4,396,194
Payables to affiliate			6,773,635	$(6,672,662)	100,973
Current maturity of long-term debt		1,203,672	7,426,336		8,630,008
Total current liabilities	382,805	6,245,498	34,315,152	(6,672,662)	34,270,793
LONG-TERM LIABILITIES:
8 3/4% senior secured notes, net of discount		86,739,981	143,205,669		229,945,650
13% senior secured notes, net of discount			6,796,576		6,796,576
Senior secured credit facilities		6,117,690	7,770,074		13,887,764
Term loan			8,666,667		8,666,667
Notes payable		2,284,192	5,167,056		7,451,248
Other accrued expenses		250,000	400,000		650,000
Preferred members’ interest, redeemable		4,000,000			4,000,000
Total long-term liabilities		99,391,863	172,006,042		271,397,905
Total liabilities	382,805	105,637,361	206,321,194	(6,672,662)	305,668,698

MEMBER’S DEFICIT	(62,599,358)	(16,706,025)	(45,509,317)	62,215,342	(62,599,358)
TOTAL	$(62,216,553)	$88,931,336	$160,811,877	$55,542,680	$243,069,340

CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2005
	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - OED	Subsidiary Non-Guarantor - DJW	Consolidating Adjustments	Consolidated
REVENUES:
Casino		$13,098,568	$22,044,400			$35,142,968
Racing			5,671,749			5,671,749
Video poker			508,465			508,465
Food and beverage		725,264	3,034,604			3,759,868
Management fee income		488,740			$(488,740)
Other		80,575	246,010	$302,809		629,394
Less promotional allowances		(459,109)	(1,569,092)			(2,028,201)
Total net revenues		13,934,038	29,936,136	302,809	(488,740)	43,684,243

EXPENSES:
Casino		5,604,107	11,641,483			17,245,590
Racing			4,764,006			4,764,006
Video poker			386,798			386,798
Food and beverage		646,645	2,001,642			2,648,287
Boat operations		529,403				529,403
Other		10,048	73,037	300,318		383,403
Selling, general and administrative	$342,819	1,887,359	3,994,707		409,673	6,634,558
Depreciation and amortization		1,075,132	3,097,761	5,894		4,178,787
Pre-opening expense			48,287	28,103		76,390
Development expense	(62,272)	36,750	5,589			(19,933)
Affiliate management fees	97,500		818,653		(488,740)	427,413
Loss on disposal of assets		929	4,191			5,120
Corporate expense allocation		221,178	188,495		(409,673)
Total expenses	378,047	10,011,551	27,024,649	334,315	(488,740)	37,259,822

INCOME (LOSS) FROM OPERATIONS	(378,047)	3,922,487	2,911,487	(31,506)		6,424,421

OTHER INCOME (EXPENSE):
Interest income		3,904	19,903	203,906		227,713
Interest expense, net of amounts capitalized		(2,394,800)	(4,514,182)	(836,891)		(7,745,873)
Interest expense related to preferred members’ interest, redeemable		(90,000)				(90,000)
Loss from equity investment in subsidiaries	(805,692)				805,692
Total other expense	(805,692)	(2,480,896)	(4,494,279)	(632,985)	805,692	(7,608,160)
NET INCOME (LOSS) TO COMMON MEMBER’S INTEREST	$(1,183,739)	$1,441,591	$(1,582,792)	$(664,491)	$805,692	$(1,183,739)

	Three Months Ended September 30, 2004
	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor OED	Other	Consolidating Adjustments	Consolidated
REVENUES:
Casino		$13,595,281	$16,493,276			$30,088,557
Racing			5,047,741			5,047,741
Video poker			637,304			637,304
Food and beverage		819,483	2,324,143			3,143,626
Management fee income		359,802			$(359,802)
Other		273,275	231,549			504,824
Less promotional allowances		(835,601)	(1,295,564)			(2,131,165)
Total net revenues		14,212,240	23,438,449		(359,802)	37,290,887

EXPENSES:
Casino		5,597,920	8,941,356			14,539,276
Racing			4,377,942			4,377,942
Video poker			505,962			505,962
Food and beverage		691,873	1,645,916			2,337,789
Boat operations		563,585				563,585
Other		238,387	158,621			397,008
Selling, general and administrative	158,456	1,798,886	3,440,054		254,715	5,652,111
Depreciation and amortization		632,644	2,356,984			2,989,628
Pre-opening expense
Development expense		70,472				70,472
Management severance and recruiting	100,574	290,000	179,409			569,983
Affiliate management fees			635,988		(359,802)	276,186
Loss on disposal of assets		17,493				17,493
Corporate expense allocation		142,701	112,014		(254,715)
Total expenses	259,030	10,043,961	22,354,246		(359,802)	32,297,435

INCOME FROM OPERATIONS	(259,030)	4,168,279	1,084,203			4,993,452

OTHER INCOME (EXPENSE):
Interest income		4,603	16,765			21,368
Interest expense, net of amounts capitalized		(2,301,203)	(3,806,006)			(6,107,209)
Interest expense related to preferred members’ interest, redeemable		(90,000)				(90,000)
Loss on early retirement of debt
Loss from equity investment in subsidiaries	(923,359)				923,359
Total other expense	(923,359)	(2,386,600)	(3,789,241)		923,359	(6,175,841)
NET INCOME (LOSS) TO COMMON MEMBER’S INTEREST	$(1,182,389)	$1,781,679	$(2,705,038)	$	$923,359	$(1,182,389)

	Nine Months Ended September 30, 2005
	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - OED	Subsidiary Non-Guarantor - DJW	Consolidating Adjustments	Consolidated
REVENUES:
Casino		$39,129,053	$65,804,949			$104,934,002
Racing			12,717,837			12,717,837
Video poker			1,663,308			1,663,308
Food and beverage		2,032,830	7,925,281			9,958,111
Management fee income		1,389,658			$(1,389,658)
Other		210,262	663,169	$302,809		1,176,240
Less promotional allowances		(1,196,483)	(4,225,513)			(5,421,996)
Total net revenues		41,565,320	84,549,031	302,809	(1,389,658)	125,027,502

EXPENSES:
Casino		17,681,061	35,193,311			52,874,372
Racing			10,885,081			10,885,081
Video poker			1,302,977			1,302,977
Food and beverage		1,889,461	5,483,128			7,372,589
Boat operations		1,624,726				1,624,726
Other		28,808	233,499	300,318		562,625
Selling, general and administrative	$939,232	5,735,512	11,287,435		1,000,754	18,962,933
Depreciation and amortization		3,113,319	8,965,331	5,894		12,084,544
Pre-opening expense			136,130	40,911		177,041
Development expense	222,962	110,250	182,873			516,085
Affiliate management fees	97,500		2,332,957		(1,389,658)	1,040,799
Loss on disposal of assets		69,895	28,106			98,001
Corporate expense allocation		543,179	457,575		(1,000,754)
Total expenses	1,259,694	30,796,211	76,488,403	347,123	(1,389,658)	107,501,773

INCOME (LOSS) FROM OPERATIONS	(1,259,694)	10,769,109	8,060,628	(44,314)		17,525,729

OTHER INCOME (EXPENSE):
Interest income		17,189	47,954	203,906		269,049
Interest expense, net of amounts capitalized		(7,080,941)	(13,286,499)	(843,756)		(21,211,196)
Interest expense related to preferred members’ interest, redeemable		(270,000)				(270,000)
Loss from equity investment in subsidiaries	(2,426,724)				2,426,724
Total other expense	(2,426,724)	(7,333,752)	(13,238,545)	(639,850)	2,426,724	(21,212,147)
NET INCOME (LOSS) TO COMMON MEMBER’S INTEREST	$(3,686,418)	$3,435,357	(5,177,917)	$(684,164)	$2,426,724	$(3,686,418)

	Nine Months Ended September 30, 2004
	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - OED	Other	Consolidating Adjustments	Consolidated
REVENUES:
Casino		$37,939,428	$51,155,601			$89,095,029
Racing			14,420,556			14,420,556
Video poker			2,124,132			2,124,132
Food and beverage		2,216,887	6,702,254			8,919,141
Management fee income		1,096,261		$245,486	$(1,341,747)
Other		436,536	677,487			1,114,023
Less promotional allowances		(2,224,813)	(4,026,117)			(6,250,930)
Total net revenues		39,464,299	71,053,913	245,486	(1,341,747)	109,421,951

EXPENSES:
Casino		16,626,558	28,284,154			44,910,712
Racing			12,273,002			12,273,002
Video poker			1,588,759			1,588,759
Food and beverage		1,968,698	5,139,406			7,108,104
Boat operations		1,682,631				1,682,631
Other		377,859	533,430			911,289
Selling, general and administrative	158,456	5,341,572	10,185,450		254,715	15,940,193
Depreciation and amortization		1,797,310	7,047,532			8,844,842
Pre-opening expense			257,448			257,448
Development expense		129,703				129,703
Management severance and recruiting	100,574	290,000	179,409			569,983
Affiliate management fees			1,930,433	87,500	(1,341,747)	676,186
Loss on disposal of assets		17,685				17,685
Corporate expense allocation		142,701	112,014		(254,715)
Total expenses	259,030	28,374,717	67,531,037	87,500	(1,341,747)	94,910,537

INCOME FROM OPERATIONS	(259,030)	11,089,582	3,522,876	157,986		14,511,414

OTHER INCOME (EXPENSE):
Interest income		36,398	114,572			150,970
Interest expense, net of amounts capitalized		(7,595,570)	(12,713,051)			(20,308,621)
Interest expense related to preferred members’ interest, redeemable		(270,000)				(270,000)
Loss on early retirement of debt		(8,839,695)	(28,726,539)			(37,566,234)
Loss from equity investment in subsidiaries	(43,223,441)				43,223,441
Total other expense	(43,223,441)	(16,668,867)	(41,325,018)		43,223,441	(57,993,885)
NET INCOME (LOSS) TO COMMON MEMBER’S INTEREST	$(43,482,471)	$(5,579,285)	$(37,802,142)	$157,986	$43,223,441	$(43,482,471)

CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2005
	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - OED	Subsidiary Non-Guarantor - DJW	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,686,418)	$3,435,357	(5,177,917)	$(684,164)	$2,426,724	$(3,686,418)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization		3,113,319	8,965,331	5,894		12,084,544
Provision for doubtful accounts		94,674				94,674
Amortization of deferred financing costs and bond discount		922,570	1,291,455	80,688		2,294,713
Loss on disposal of assets		69,895	28,106			98,001
Loss from equity investment in subsidiaries	2,426,724				(2,426,724)
Changes in operating assets and liabilities:
Receivables		(108,153)	(1,750,158)	(165,653)		(2,023,964)
Receivables from affiliates		(1,425,365)			1,425,365
Payables to affiliates			1,512,897		(1,425,365)	87,532
Inventories		(2,165)	(118,301)	(108,007)		(228,473)
Prepaid expenses and other assets	(25,866)	(313,584)	579,093	(153,749)		85,894
Accounts payable	116,548	(276,562)	(1,739,705)	103,404		(1,796,315)
Accrued expenses	370,873	1,463,275	5,186,197	801,450		7,821,795
Net cash flows from operating activities	(798,139)	6,973,261	8,776,998	(120,137)		14,831,983
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash-purse settlements			1,378,240			1,378,240
Restricted cash – Worth project				(29,823,069)		(29,823,069)
Business acquisition and licensing costs			(303,516)	(1,000,000)		(1,303,516)
Construction project development costs			(7,546,000)	(8,392,994)		(15,938,994)
Purchase of property and equipment		(1,484,479)	(2,882,514)			(4,366,993)
Proceeds from sale of property and equipment		25,477	7,560	4,000		37,037
Net cash flows from investing activities		(1,459,002)	(9,346,230)	(39,212,063)		(50,017,295)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs		(212,229)	(211,308)	(2,518,073)		(2,941,610)
Principal payments on debt		(1,074,225)	(5,612,039)			(6,686,264)
Proceeds from senior secured notes				40,000,000		40,000,000
Proceeds from note payable		23,745				23,745
Net proceeds (payments) from senior credit facility		(217,690)	5,929,926			5,712,236
Member distributions	790,557	(4,277,138)	(417,456)	2,070,020		(1,834,017)
Net cash flows from financing activities	790,557	(5,757,537)	(310,877)	39,551,947		34,274,090
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,582)	(243,278)	(880,109)	219,747		(911,222)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	(1,211)	3,433,915	7,071,312			10,504,016
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$(8,793)	$3,190,637	$6,191,203	$219,747		$9,592,794

	Nine Months Ended September 30, 2004
	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - OED	Other	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(43,482,471)	$(5,579,285)	$(37,802,142)	$157,986	$43,223,441	$(43,482,471)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization		1,797,310	7,047,532			8,844,842
Provision for doubtful accounts		84,794				84,794
Amortization of deferred financing costs and bond discount		3,279,812	12,451,344			15,731,156
Loss on disposal of assets		17,685				17,685
Loss from equity investment in subsidiaries	43,223,441				(43,223,441)
Changes in operating assets and liabilities:
Receivables		(82,846)	(1,141,399)			(1,224,245)
Receivables from affiliates		(1,247,809)		(70,486)	1,318,295
Payables to affiliates			1,613,229		(1,493,295)	119,934
Inventories		16,022	51,650			67,672
Prepaid expenses and other assets	(15,000)	312,779	(499,414)			(201,635)
Accounts payable	19,127	(59,354)	1,434,001			1,393,774
Accrued expenses	170,386	(2,354,202)	1,528,434	(175,000)		(830,382)
Net cash flows from operating activities	(84,517)	(3,815,094)	(15,938,313)	(87,500)	(175,000)	(19,478,876)
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash-purse settlements			(621,548)			(621,548)
Business acquisition and licensing costs			(217,542)			(217,542)
Racino project development costs			(35,359,358)			(35,359,358)
Proceeds from restricted cash - racino project, net			20,013,291			20,013,291
Maturity and sale of restricted investments			15,778,883			15,778,883
Purchase of property and equipment		(2,265,914)	(1,181,276)			(3,447,190)
Proceeds from sale of property and equipment		1,800				1,800
Net cash flows from investing activities		(2,264,114)	(966,002)			(3,851,664)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs		(5,487,143)	(7,861,978)			(13,349,121)
Principal payments on debt		(71,000,000)	(130,900,265)			(201,900,265)
Proceeds from senior secured notes		86,657,993	143,070,687			229,728,680
Net proceeds (payments) from senior credit facilities		(4,132,310)	(3,000,893)			(7,133,203)
Proceeds from FF&E credit facility			3,467,507			3,467,507
Proceeds from term loan			14,666,667			14,666,667
Member distributions	68,621	(6,582,403)	(194,234)	87,500	175,000	(6,445,516)
Net cash flows from financing activities	68,621	(543,863)	19,247,491	87,500	175,000	19,034,749
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,896)	(6,623,071)	2,343,176			(4,295,791)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		12,655,641	8,502,654			21,158,295
CASH AND CASH EQUIVALENTS AT END OF PERIOD	(15,896)	$6,032,570	$10,845,830			$16,862,504

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report.

FORWARD LOOKING STATEMENTS

Some statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” or “anticipate” and other similar words.  These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends.  Although we believe that the plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved.  Actual results may differ from projected results due, but not limited, to unforeseen developments, as set forth in our Annual Report on Form 10-K for the year ended December 31, 2004.  Unless the context requires otherwise, references to “our,” “us” and “we” refer to PGL, DJL, DJW, OED, DJWH and DJWC.

OVERVIEW

We own and operate (i) the Diamond Jo riverboat casino in Dubuque, Iowa with 776 slot machines and 19 table games, (ii) the Evangeline Downs racino development with 1,627 slot machines and a one-mile dirt horse racetrack in Opelousas, Louisiana and (iii) four OTBs, one in Port Allen, Louisiana, one in New Iberia, Louisiana, one in Henderson, Louisiana and one in Alexandria, Louisiana.  We are also in the process of constructing an excursion gambling boat casino in Worth County, Iowa with approximately 516 slot machines and 20 table games and a new OTB in Eunice, Louisiana.

RESULTS OF OPERATIONS

Statement of Operations Data

	Three Months Ended September 30,
	2005	2004

General corporate	$(787,720)	$(513,745)
DJL	3,654,925	3,951,178
OED	3,588,722	1,556,019
DJW	(31,506)
Income from operations	$6,424,421	$4,993,452

	Diamond Jo Three Months Ended September 30,		OED Three Months Ended September 30,
	2005	2004	2005	2004
REVENUES:
Casino	$13,098,568	$13,595,281	$22,044,400	$16,493,276
Racing			5,671,749	5,047,741
Video poker			508,465	637,304
Food and beverage	725,264	819,483	3,034,604	2,324,143
Other	80,575	273,275	246,010	231,549
Less Promotional allowances	(459,109)	(835,601)	(1,569,092)	(1,295,564)
Net revenues	13,445,298	13,852,438	29,936,136	23,438,449
EXPENSES:
Casino	5,604,107	5,597,920	11,641,483	8,941,356
Racing			4,764,006	4,377,942
Video poker			386,798	505,962
Food and beverage	646,645	691,873	2,001,642	1,645,916
Boat operations	529,403	563,585
Other	10,048	238,387	73,037	158,621
Selling, General and administrative	1,887,359	1,798,886	3,994,707	3,440,054
Depreciation and amortization	1,075,132	632,644	3,097,761	2,356,984
Pre-opening expense			48,287
Development expense	36,750	70,472	5,589
Management severance and recruiting		290,000		179,409
Loss on disposal of assets	929	17,493	4,191
Affiliate management fees			329,913	276,186
Total expenses	9,790,373	9,901,260	26,347,414	21,882,430
Income from operations	$3,654,925	$3,951,178	$3,588,722	$1,556,019

Three months ended September 30, 2005 Compared to Three months ended September 30, 2004

Net revenues increased $6.4 million, or 17.1%, to $43.7 million for the three months ended September 30, 2005 from $37.3 million for the three months ended September 30, 2004.  The majority of this increase is due to an increase in OED’s casino revenues of $5.5 million, or 33.7%, to $22.0 million for the three months ended September 30, 2005 from $16.5 million for the three months ended September 30, 2004, which in turn was primarily due to an increase in coin-in of 28% over the same period.  Refocused promotional efforts along with improvements to OED’s slot product at the end of 2004 also contributed to the casino revenue growth.  Daily casino win per position at OED increased 33.7% to $147 for the three months ended September 30, 2005 from $110 for the three months ended September 30, 2004.

Diamond Jo’s casino revenues decreased $0.5 million, or 3.7%, to $13.1 million for the three months ended September 30, 2005 from $13.6 million for the three months ended September 30, 2004. Casino revenues at the Diamond Jo were derived 87.7% from slot machines and 12.3% from table games for the three months ended September 30, 2005 compared to 89.3% from slot machines and 10.7% from table games for the three months ended September 30, 2004.  Diamond Jo’s slot revenue decreased $0.7 million, or 5.4%, for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 due primarily to a decrease in coin-in of approximately 4.6%.  We believe this decrease is primarily attributed to the opening of a newly expanded gaming facility of a local competitor in May 2005 which increased their number of slot machines from 600 to 1,000.  Diamond Jo’s table game revenue increased $0.2 million, or 11.2%, for the three months ended September 30, 2005 compared to the three months ended September 30, 2004, primarily due to the addition of two live poker tables in April 2005.  Consistent with the decrease in casino revenue, our casino win per gaming position per day (excluding poker) at the Diamond Jo decreased to $156 for the three months ended September 30, 2005 from $168 for the three months ended September 30, 2004.  For the three months ended September 30, 2005, our casino win per admission at the Diamond Jo increased to $50 from $46 for the three months ended September 30, 2004.

Casino gaming win in the entire Dubuque market increased 14.2% to $28.5 million for the three months ended September 30, 2005 from $23.3 million for the three months ended September 30, 2004.  Our share of the Dubuque market casino gaming win decreased to 46.0% for the three months ended September 30, 2005 from 54.5% for the three months ended September 30, 2004.  This decrease is primarily attributed to the expansion of a local competitor as discussed above.  Similarly, for the three months ended September 30, 2005, our share of the Dubuque market casino admissions decreased to 42.8% from 52.9% for the three months ended September 30, 2004.

Racing revenues at OED for the three months ended September 30, 2005 were $5.7 million compared to $5.0 million for the three months ended September 30, 2004.  The increase in racing revenues is primarily related to approximately $0.5 million in racing revenue generated during the three months ended September 30, 2005 at our new OTB located in Henderson, Louisiana which opened in May 2005.

Video poker revenue at OED for the three months ended September 30, 2005 was $0.5 million compared to $0.6 million for the three months ended September 30, 2004.  The decrease in video poker revenues was attributed to an increase in competition in the video poker market due to the addition of two new truck stop venues offering video poker within one mile of our Port Allen OTB.   During the second quarter of 2005, a third party obtained an injunction in the 16th Judicial District in St. Martin Parish preventing us from operating video poker machines at our Henderson OTB based on certain statutory grounds. We have filed an appeal and are vigorously contesting the court’s ruling.

Net food and beverage revenues, other revenues and promotional allowances increased $0.8 million during the three months ended September 30, 2005 compared to the three months ended September 30, 2004 due primarily to (i) an increase in food and beverage revenues at OED of $0.7 million due to an increase in the number of visitors at the racino and (ii) a reduction in complimentary expenses included in promotional allowances of approximately $0.1 million.

Casino operating expenses increased $2.7 million to $17.2 million for the three months ended September 30, 2005 from $14.5 million for the three months ended September 30, 2004 due primarily to an increase in casino expenses at OED of $2.7 million primarily related to purse supplements and gaming taxes which are based on net casino revenues.

Racing expenses increased 8.8% to $4.8 million for the three months ended September 30, 2005 from $4.4 million for the three months ended September 30, 2004 due primarily to purse supplements and racing taxes which are based on racing revenues.

Video poker expenses decreased $0.1 million to $0.4 million for the three months ended September 30, 2005 from $0.5 million for the three months ended September 30, 2004 due primarily to a decrease in purse supplements and video poker taxes which are based on net video poker revenues.

Food and beverage expenses increased $0.3 million to $2.6 million for the three months ended September 30, 2005 from $2.3 million for the three months ended September 30, 2004 which is consistent with a 19.6% increase in food and beverage revenue.  Boat operation and other expenses at the Diamond Jo remained substantially unchanged at $0.5 million and $0.6 million, respectively, for the three months ended September 30, 2005 and 2004.

Selling, general and administrative expenses increased $1.0 million to $6.6 million for the three months ended September 30, 2005 from $5.6 million for the three months ended September 30, 2004.  This increase was primarily due to an increase in salaries and wages of $0.6 million, an increase in professional services expenses of approximately $0.2 million, an increase in marketing promotions of approximately $0.1 million and an increase in employee benefits expense at OED of approximately $0.1 million.

Depreciation and amortization expenses increased $1.2 million to $4.2 million for the three months ended September 30, 2005 from $3.0 million for the three months ended September 30, 2004 due primarily to an increase in depreciation related to the purchase of 783 new slot machines by DJL and OED during the fourth quarter of 2004 in addition to depreciation related to the opening of the second phase of OED’s racino, dirt horse racetrack and related facilities, which opened to the public on November 22, 2004.

During the first quarter of 2005 and 2004, we performed our annual impairment test on goodwill and indefinite lived intangible assets and determined that the estimated fair value exceeded its carrying value as of that date.  Based on that review, management determined that there was no impairment of goodwill and indefinite lived intangible assets.

Pre-opening expenses of $0.1 million for the three months ended September 30, 2005 relate primarily to payroll and other expenses incurred by OED with respect to start-up activities surrounding the opening of our Henderson and Alexandria OTB’s.  Development expenses of approximately $0.1 million for the three months ended September 30, 2004 relate to expenses incurred under an exclusive agreement with the Worth County Development Authority pursuant to which the parties agreed to jointly submit an application for a license to operate a gaming facility in Worth County, Iowa.  Affiliate management fees increased $0.1 million to $0.4 million for the three months ended September 30, 2005 from $0.3 million for the three months ended September 30, 2004.

Income from operations increased $1.4 million to $6.4 million for the three months ended September 30, 2005 from $5.0 million for the three months ended September 30, 2004.  Income from operations at OED increased by $2.0 million primarily due to the increase in casino revenues as discussed above while income from operations at PGL and DJL decreased approximately $0.3 million and $0.3 million, respectively.  The decrease at PGL is primarily related to payroll and benefits and the decrease at DJL is primarily due to the decrease in casino revenues as discussed above.

Interest income of approximately $0.2 million for the three months ended September 30, 2005 is primarily related to interest earned on the net proceeds from the offering of the DJW Notes in July 2005 which were deposited into interest bearing accounts.  Interest expense, including  interest expense related to DJL’s redeemable preferred member interests, increased $1.6 million to $7.8 million for the three months ended September 30, 2005 from $6.2 million for the three months ended September 30, 2004.  This increase is primarily due to (i) interest on the DJW Notes of approximately $0.8 million, (ii) a reduction of capitalized interest of approximately $0.4 million at OED which was capitalized in connection with the construction of the racetrack and grandstand in 2004 and (iii) an increase in interest at OED related to an increase in outstanding borrowings under the Senior Credit Facility of approximately $0.2 million.

	Nine Months Ended September 30,
	2005	2004

General corporate	$(2,260,448)	$(601,245)
DJL	9,922,630	10,136,022
OED	9,907,861	4,976,637
DJW	(44,314)
Income from operations	$17,525,729	$14,511,414

	Diamond Jo Nine Months Ended September 30,		OED Nine Months Ended September 30,
	2005	2004	2005	2004
REVENUES:
Casino	39,129,053	$37,939,428	$65,804,949	$51,155,601
Racing			12,717,837	14,420,556
Video poker			1,663,308	2,124,132
Food and beverage	2,032,830	2,216,887	7,925,281	6,702,254
Other	210,262	436,536	663,169	677,487
Less promotional allowances	(1,196,483)	(2,224,813)	(4,225,513)	(4,026,117)
Net revenues	40,175,662	38,368,038	84,549,031	71,053,913
EXPENSES:
Casino	17,681,061	16,626,558	35,193,311	28,284,154
Racing			10,885,081	12,273,002
Video poker			1,302,977	1,588,759
Food and beverage	1,889,461	1,968,698	5,483,128	5,139,406
Boat operations	1,624,726	1,682,631
Other	28,808	377,859	233,499	533,430
Selling, General and administrative	5,735,512	5,341,572	11,287,435	10,185,450
Depreciation and amortization	3,113,319	1,797,310	8,965,331	7,047,532
Pre-opening expense			136,130	257,448
Development expense	110,250	129,703	182,873
Management severance and recruiting		290,000		179,409
Loss on disposal of assets	69,895	17,685	28,106
Affiliate management fees			943,299	588,686
Total expenses	30,253,032	28,232,016	74,641,170	66,077,276
Income (loss) from operations	$9,922,630	$10,136,022	$9,907,861	$4,976,637

Nine months ended September 30, 2005 Compared to Nine months ended September 30, 2004

Net revenues increased $15.6 million, or 14.3%, to $125.0 million for the nine months ended September 30, 2005 from $109.4 million for the nine months ended September 30, 2004.  The majority of this increase is due to a 28.6% increase in OED’s casino revenues of $14.6 million to $65.8 million for the nine months ended September 30, 2005 from $51.2 million for the nine months ended September 30, 2004, which in turn was primarily due to an increase in coin-in of 21% over the same period.  Refocused promotional efforts along with improvements to OED’s slot product at the end of 2004 also contributed to the casino revenue growth.  Daily casino win per position at OED increased 28.6% to $149 for the nine months ended September 30, 2005 from $115 for the nine months ended September 30, 2004.

Diamond Jo’s casino revenues increased $1.2 million, or 3.1%, to $39.1 million for the nine months ended September 30, 2005 from $37.9 million for the nine months ended September 30, 2004.  Management believes that a significant portion of the increase in slot and table game revenues at DJL can be attributed to refocused promotional efforts together with improvements to DJL’s slot product at the end of 2004.  Casino revenues at the Diamond Jo were derived 87.5% from slot machines and 12.5% from table games for the nine months ended September 30, 2005 compared to 88.9% from slot machines and 11.1% from table games for the nine months ended September 30, 2004.  Diamond Jo’s slot revenue increased $0.5 million, or 1.5%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, primarily due to an increase in coin-in of 1.6% over the same period.  Diamond Jo’s table game revenue increased $0.7 million, or 16.5%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, primarily due to the addition of two live poker tables in April 2005 which generated  approximately $0.3 million in revenue in addition to a 1.7 percentage point increase in table game hold percentage to a 20.2% hold for the nine months ended September 30, 2005 from a 18.5% hold for the nine months ended September 30, 2004.  Consistent with an increase in casino revenue, our casino win per gaming position per day (excluding poker) at the Diamond Jo increased to $160 for the nine months ended September 30, 2005 from $158 for the nine months ended September 30, 2004.  For the nine months ended September 30, 2005, our casino win per admission at the Diamond Jo increased to $52 from $48 for the nine months ended September 30, 2004.

Casino gaming win in the entire Dubuque market increased 9.1% to $76.8 million for the nine months ended September 30, 2005 from $70.4 million for the nine months ended September 30, 2004.  Our share of the Dubuque market casino gaming win decreased to 51.0% for the nine months ended September 30, 2005 from 53.9% for the nine months ended September 30, 2004 due primarily to the opening of a newly expanded gaming facility of a local competitor in May 2005 which increased their number of slot machines from 600 to 1,000.  For the nine months ended September 30, 2005, our share of the Dubuque market casino admissions decreased to 46.4% from 51.7% for the nine months ended September 30, 2004.

Racing revenue at OED for the nine months ended September 30, 2005 was $12.7 million compared to $14.4 million for the nine months ended September 30, 2004.  The decrease in racing revenues was primarily attributed to the closure of the racetrack from May 13, 2005 to June 28, 2005 for improvements related to the dirt track.  The cost spent on reconstruction of the racetrack was approximately $2.5 million.  We reopened the racetrack on June 29, 2005.  The remaining decline can be attributed to an overall decline in industry handle and relocation of our Carencro OTB facility to Opelousas offset by revenues generated from the opening of OED’s new OTB located in Henderson, Louisiana in May 2005.

Video poker revenue at OED for the nine months ended September 30, 2005 was $1.7 million compared to $2.1 million for the nine months ended September 30, 2004.  The decrease in video poker revenues was attributed to an increase in competition in the video poker market due to the addition of two new truck stop venues offering video poker within one mile of our Port Allen OTB.

Net food and beverage revenues, other revenues and promotional allowances increased $1.9 million during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 due primarily to (i) an increase in food and beverage revenues at OED of $1.2 million due to an increase in the number of visitors at the racino and (ii) a reduction in complimentary expenses included in promotional allowances of approximately $0.8 million.

Casino operating expenses increased $8.0 million to $52.9 million for the nine months ended September 30, 2005 from $44.9 million for the nine months ended September 30, 2004 due primarily to an increase in casino expenses at OED of $6.9 million primarily related to purse supplements and gaming taxes which are based on net casino revenues and an increase in direct mail expenses.  Casino expenses at the Diamond Jo increased $1.1 million primarily related to an increase in gaming tax expense due to an increase in gaming revenues and an increase in the gaming tax rate from 20% to 22% effective July 1, 2004 as well as an increase in player development expenses.

Racing expenses decreased 11.3% to $10.9 million for the nine months ended September 30, 2005 from $12.3 million for the nine months ended September 30, 2004 due primarily to the temporary closing of the racetrack as noted above as well as a decline in simulcast related purse supplements, racing taxes and signal fee expenses, which management believes is consistent with an overall decline in simulcast racing revenues in the horse racing industry in Louisiana.

Video poker expenses decreased $0.3 million to $1.3 million for the nine months ended September 30, 2005 from $1.6 million for the nine months ended September 30, 2004 due primarily to a decrease in purse supplements and video poker taxes which are based on net video poker revenues.

Food and beverage expenses increased $0.3 million to $7.4 million for the nine months ended September 30, 2005 from $7.1 million for the nine months ended September 30, 2004.  Boat operation expenses at the Diamond Jo remained substantially unchanged at $1.6 million for the nine months ended September 30, 2005 and 2004.  Other expenses decreased $0.3 million to $0.6 million for the nine months ended September 30, 2005 from $0.9 million for the nine months ended September 30, 2004 due primarily to discontinuing our outdoor concert series at DJL and OED.

Selling, general and administrative expenses increased $3.0 million to $19.0 million for the nine months ended September 30, 2005 from $16.0 million for the nine months ended September 30, 2004.  This increase was primarily due to an increase in salaries and wages at PGL of $1.1 million, an increase in professional services expenses of approximately $0.7 million, an increase in marketing promotions of approximately $0.3 million and an increase in employee benefits expense at OED of approximately $0.5 million.

Depreciation and amortization expenses increased $3.3 million to $12.1 million for the nine months ended September 30, 2005 from $8.8 million for the nine months ended September 30, 2004 due primarily to an increase in depreciation related to the purchase of 783 new slot machines by DJL and OED during the fourth quarter of 2004 in addition to depreciation related to the opening of the second phase of OED’s racino, dirt horse racetrack and related facilities, which opened to the public on November 22, 2004.

During the first quarter of 2005 and 2004, we performed our annual impairment test on goodwill and indefinite lived intangible assets and determined that the estimated fair value exceeded its carrying value as of that date.  Based on that review, management determined that there was no impairment of goodwill and indefinite lived intangible assets.

Pre-opening expenses decreased $0.1 million to $0.2 million for the nine months ended September 30, 2005 compared to $0.3 million for the nine months ended September 30, 2004.  Pre-opening expenses of $0.2 million for the nine months ended September 30, 2005 relate to payroll and other expenses incurred by OED with respect to start-up activities surrounding the opening of its Henderson and Alexandria OTB’s.  Pre-opening expenses of $0.3 million for the nine months ended September 30, 2004 relate to payroll and other expenses incurred by OED with respect to start-up activities surrounding the racino project.  Development expenses of approximately $0.5 million for the nine months ended September 30, 2005 relate to expenses incurred pursuing potential OTB opportunities at OED and expenses incurred under an exclusive agreement with the Worth County Development Authority pursuant to which the parties agreed to jointly submit an application for a license to operate a gaming facility in Worth County, Iowa.  Affiliate management fees increased $0.3 million to $1.0 million for the nine months ended September 30, 2005 from $0.7 million for the nine months ended September 30, 2004 due primarily to management fees payable to a related party in connection with a management services agreement.

Income from operations increased $3.0 million to $17.5 million for the nine months ended September 30, 2005 from $14.5 million for the nine months ended September 30, 2004.  Income from operations at OED increased by $4.9 million primarily due to the increase in casino revenues as discussed above and was offset by a $1.7 million increase in general corporate expenses, primarily related to payroll and benefits and professional services.

Interest income of approximately $0.3 million for the three months ended September 30, 2005 is primarily related to interest earned on the net proceeds from the offering of the DJW Notes in July 2005 which were deposited into interest bearing accounts.  Interest expense, including loss on early retirement of debt and interest expense related to DJL’s redeemable preferred member interests, decreased $36.7 million to $21.5 million for the nine months ended September 30, 2005 from $58.2 million for the nine months ended September 30, 2004.  This decrease is primarily due to the loss on early retirement of debt of $37.6 million related to the refinancing of our long term debt with lower interest rates during the second quarter of 2004 offset by interest on the DJW Notes of approximately $0.8 million.  Interest expense of approximately $0.9 million was capitalized as part of the racino construction at OED during the nine months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating, Investing and Financing Activities

Our cash balance decreased $0.9 million during the nine months ended September 30, 2005 to $9.6 million from $10.5 million at December 31, 2004.

Cash flows from operating activities increased by $34.3 million due to proceeds of $14.8 million for the nine months ended September 30, 2005 compared to a use of $19.5 million for the nine months ended September 30, 2004.  The increase is primarily due to tender and call premiums paid on the early retirement of debt of $22.0 million for the nine months ended September 30, 2004, an increase from working capital of $4.6 million due primarily to the timing of interest payments as a result of the refinancing of the Company’s long term debt during the second quarter of 2004 and a decrease in net loss to common member’s interest (excluding the $37.6 million loss on early retirement of debt for the nine months ended September 30, 2004 and depreciation and amortization noncash expense) of $5.5 million.

Cash flows used in investing activities for the nine months ended September 30, 2005 was $50.0 million consisting of cash outflows of (i) an increase in restricted cash – interest reserve and restricted cash – casino construction of $29.8 million related to the investment of proceeds from the DJW Notes into interest bearing cash equivalents whose distribution is restricted pursuant to the Cash Collateral and Disbursement Agreement, (ii) payments of approximately $15.9 million for construction and other development costs associated with the Worth County casino development project and the racino project at OED, (iii) net cash outflows of approximately $4.4 million used for capital expenditures mainly related to the development of our new OTB in Henderson, Louisiana,  and the acquisition of slot machines and slot machine conversions and general maintenance capital expenditures, and (iv) business acquisition and license costs of $1.3 million primarily related to a $1.0 million license fee paid by DJW in June 2005 in connection with its gaming license granted in May 2005.  These cash outflows were offset by an increase in our restricted cash balance designated for purse settlements of $1.4 million.

Cash flows from financing activities for the nine months ended September 30, 2005 of $34.3 million reflects (i) proceeds from the offering of the DJW Notes of $40.0 million and (ii) net proceeds from borrowings under the revolver portion of the Senior Credit Facility of $5.7 million.  These proceeds were offset by (i) aggregate principal payments under the term loan portion of the Senior Credit Facility of $3.0 million, (ii) aggregate principal payments on notes payable of $3.7 million, (iii) deferred financing fees paid of $2.9 million primarily related to the offering of the DJW Notes, and (iv) member distributions of approximately $1.8 million.

As of September 30, 2005, the Company had $19.6 million and $9.7 million outstanding under the revolver portion and term loan portion of the Senior Credit Facility, respectively.  In addition, as of September 30, 2005, the Company had outstanding letters of credit of approximately $0.7 million.

Financing Activities

In July 2005, the Senior Credit Facility was amended to, among other things, increase the maximum revolver amount to $50.0 million.

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

The DJW Notes are secured by a pledge of the equity of DJW and DJWC and all of the DJW’s current and future assets (with the exception of certain excluded assets), including the remaining unused proceeds from the offering of the DJW Notes which have been deposited into (i) a construction disbursement account, which will be used to help fund the construction of the casino and (ii) an interest reserve account, which will be used to pay the first two interest payments on the DJW Notes.  The lien on the collateral that secures the DJW Notes (other than the construction disbursement and interest reserve accounts) will be contractually subordinated to the liens securing up to $2.5 million of indebtedness under any future senior secured credit facility pursuant to a proposed intercreditor agreement.  The DJW Notes, which mature on April 15, 2012, are redeemable at the Company’s option, in whole or in part at any time or from time to time, on and after April 15, 2008 at certain specified redemption prices set forth in the indenture governing the DJW Notes. The indenture governing the DJW Notes contains a number of restrictive covenants and agreements, including covenants that limit the ability of the Company and its subsidiaries to, among other things: (1) pay dividends, redeem stock or make other distributions or restricted payments; (2) incur indebtedness or issue preferred shares; (3) make certain investments; (4) create liens; (5) agree to payment restrictions affecting the subsidiary guarantors; (6) consolidate or merge; (7) sell or otherwise transfer or dispose of assets, including equity interests of subsidiaries; (8) enter into transactions with affiliates; (9) designate subsidiaries as unrestricted subsidiaries; (10) use proceeds of permitted asset sales and (11) change its line of business. Upon the occurrence and continuance of certain events of default, the trustee or the holders of not less than 25% in aggregate principal amount of outstanding DJW Notes may declare all unpaid principal and accrued interest on all of the DJW Notes to be immediately due and payable. Upon the occurrence of a change of control (as defined in the indenture), each holder of DJW Notes will have the right to require the Company to purchase all or a portion of such holder’s DJW Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase.

Other than as noted above, there have been no significant changes to the Company’s financing activities during the nine months ended September 30, 2005.

Liquidity

In addition to our cash on hand, we currently have the following sources of funds for our business: (i) cash flows from OED’s casino and racetrack operations, (ii) cash flows from DJL’s casino operations (iii) available borrowings under the Senior Credit Facility and (iv) net proceeds from the offering of the DJW Notes.  The available borrowing amount under the Senior Credit Facility at September 30, 2005, after reductions for amounts borrowed and letters of credit outstanding, was $29.7 million.

We expect our cash outflows related to capital expenditures for the next 12 months (excluding DJW discussed below) to be approximately $6.5 million, including approximately $2.2 million for the development of OTBs. Our debt maturities for the next 12 months are expected to be approximately $7.1 million.  Excluding liquidity requirements of DJW (as discussed below), based on cash on hand at DJL and OED, expected cash flows from operations at DJL and OED and our available sources of financing, we believe we will have adequate liquidity to satisfy our capital and operating needs and service our outstanding indebtedness for the next twelve months.

DJW began construction of the Diamond Jo Worth casino in September 2005. The total estimated remaining cash outflows to acquire land and design, develop, construct, equip and open the Diamond Jo Worth casino is expected to be approximately $32.2 million.  In addition, the Company plans to contribute $1.0 million to DJW to enable DJW to construct a water treatment facility which will benefit DJW and certain other third parties in the local community.  The net remaining proceeds of the offering of the DJW Notes, which totaled approximately $26.5 million at September 30, 2005, together with borrowings under a future $2.5 million senior secured credit facility at DJW, are expected to be used to fund the cost of completing and opening the casino.  In addition, we plan to finance approximately $5.8 million of gaming equipment purchases prior to the opening of the casino.

In addition, as a condition to maintaining DJW’s gaming license, we are required to construct, or cause a third party to construct, a hotel with at least 100 rooms near the site of the Diamond Jo Worth casino within 18 months of the opening of the casino.  In September 2005, we entered into a letter of intent with a third party developer to fund, construct, own and operate a 100 room hotel.  We currently own the land on which the hotel will be constructed and have agreed to lease it to the third party developer.

Following the commencement of operations of the Diamond Jo Worth casino, we expect to fund our operations, our capital requirements and the remaining $4 million of our license fee (which is due in yearly $1 million installments commencing May 2006), from operating cash flows and available borrowings, if any, under a future senior secured credit facility.  PGP will operate the Diamond Jo Worth casino under the terms of a management services agreement with DJW entered into in July 2005.  We currently do not have any binding agreements for any senior credit facility, furniture, fixtures and equipment financing or any additional financing, and we cannot be certain that such financing will be obtained on commercially reasonable terms or at all.  While the funds to be provided by these sources are expected to be sufficient to complete construction of the casino and commence operations, there can be no assurance that such funds will be sufficient for such purposes.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Our future contractual obligations related to long-term obligations and operating leases at December 31, 2004 updated to include our obligation associated with the offering of the DJW Notes as discussed in Note 4 to the financial statements and DJL’s Rebuild Iowa Infrastructure Fund assessment and DJW’s license fee as discussed in note 5 to the financial statements, are as follows (in millions of dollars):

	Payments due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	Thereafter
Long-Term Debt	$323.3	$9.1	$18.0	$15.7	$280.5
Interest on Long-Term Debt	188.8	25.6	54.2	52.0	57.0
Operating Leases	1.7	1.1	0.5	0.1
DJW Gaming License	5.0	1.0	2.0	2.0
Purchase Commitments	1.1	0.3	0.4	0.2	0.2
Litigation Settlement and Other	3.2	1.5	1.6	0.1
Total Contractual Cash Obligations	$523.1	$38.6	$76.7	$70.1	$337.7

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  We periodically evaluate our policies and the estimates and assumptions related to these policies.  All of our subsidiary companies operate in a highly regulated industry.  In our Iowa and Louisiana operations, we are subject to regulations that describe and regulate operating and internal control procedures.  The majority of our casino revenue is in the form of cash, personal checks or credit cards, which by their nature do not require complex estimates.  We estimate certain liabilities including our slot club liabilities, outstanding gaming chip, token and pari-mutuel ticket liability, self-insure medical and workers compensation liabilities.  We believe that these estimates are reasonable based on our past experience with the business and based upon our assumptions related to possible outcomes in the future.  Future actual results will likely differ from these estimates.

Understanding our critical accounting policies and related risks is important in evaluating our financial conditions and results of operations.  The critical accounting policies used in preparation of the Company’s financial statements involve a significant use of management judgment on matters that are inherently uncertain and are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  If actual results differ significantly from management’s estimates, there could be a material effect on our financial condition, results of operations and cash flows.  Management regularly discusses the identification and development of these critical accounting policies with the Audit Committee of the Board of Managers.  There have been no significant changes to the Company’s critical accounting policies during the nine months ended September 30, 2005.

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

We are exposed to interest rate risk due to changes in interest rates with respect to our long-term variable interest rate debt borrowing under the Senior Credit Facility.  As of September 30, 2005, the Company had $29.3 million in outstanding borrowings under the Senior Credit Facility, including borrowings under the term loan portion of such facility, that have variable interest rates.  We have estimated our market risk exposure using sensitivity analysis.  We have defined our market risk exposure as the potential loss in future earnings and cash flow with respect to interest rate exposure of our market risk sensitive instruments assuming a hypothetical increase in market rates of interest of 100 basis points.  Assuming we borrow the maximum amount allowed under the Senior Credit Facility (currently an aggregate amount of $59.7 million) and if market rates of interest on our variable rate debt increased by 100 basis points, the estimated additional annual interest expense would be approximately $0.6 million.

We are also exposed to fair value risk due to changes in interest rates with respect to our long-term fixed interest rate debt borrowings.  Our fixed rate debt instruments are not generally affected by a change in the market rates of interest, and therefore, such instruments generally do not have an impact on future earnings.  However, future earnings and cash flows may be impacted by changes in interest rates related to indebtedness incurred to fund repayments as such fixed rate debt matures.  The following table contains information relating to our fixed and variable rate debt borrowings as of September 30, 2005 (dollars in millions):

Description	Maturity	Interest Rate	Carrying Value	Fair Value
8 3/4% senior secured notes*	April 15, 2012	8 3/4%	$230.2	$229.5	*
13% senior secured notes with contingent interest of OED	March 1, 2010	13%	6.8	6.9	*
11% senior secured notes	April 15, 2012	11%	40.0	40.0
Revolving line of credit	June 16, 2008	7%	19.6	19.6
Term loan	June 16, 2008	8 3/4%	9.7	9.7
Note payable	October 1, 2010	8 3/4%	3.3	3.3
Note payable	October 1, 2007	0%	2.6	2.7
Note payable	October 1, 2007	0%	2.7	2.9
Note payable	November 1, 2005	0%	0.2	0.2
Preferred members’ interest, redeemable	October 13, 2006	9%	4.0	4.0

* Represents fair value as of September 30, 2005 based on information provided by an independent investment banking firm.

ITEM 4.  CONTROLS AND PROCEDURES

Our management, with the participation of the our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in enabling us to record, process, summarize, and report information required to be included in our periodic SEC filings within the required time period.

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 6.  EXHIBITS

(a)           Exhibits

Exhibit Number	Description

4.1†	Supplement to Security Agreement by Peninsula Gaming, LLC, dated June 30, 2005.

4.2†	Supplement to Security Agreement by Diamond Jo Worth Corp., dated June 30, 2005.

4.3†	Supplemental Indenture among Diamond Jo Worth Corp., Peninsula Gaming, LLC, Diamond Jo, LLC, Peninsula Gaming Corp. and U.S. Bank National Association, dated as of June 30, 2005.

4.4†	Acknowledgement of Diamond Jo Worth Corp., dated June 30, 2005, to the Intercreditor Agreement between U.S. Bank National Association and Wells Fargo Foothill, Inc., dated April 16, 2004.

4.5†	Supplement to Security Agreement by Diamond Jo Worth Holdings, LLC, dated June 30, 2005.

4.6†	Supplemental Indenture among Diamond Jo Worth Holdings, LLC, Peninsula Gaming, LLC, Diamond Jo, LLC, Peninsula Gaming Corp. and U.S. Bank National Association, dated as of June 30, 2005.

4.7†	Acknowledgement of Diamond Jo Worth Holdings, LLC, dated June 30, 2005, to the Intercreditor Agreement between U.S. Bank National Association and Wells Fargo Foothill, Inc., dated April 16, 2004.

4.8

Indenture among Diamond Jo Worth, LLC, Diamond Jo. Worth Corp. and U.S. Bank National Association, as Trustee, dated as of July 19, 2005- incorporated herein by reference to Exhibit 10.2 of Peninsula Gaming, LLC’s Form 10-Q filed August 16, 2005. (With regard to applicable cross-references in this Form 10-Q, Peninsula Gaming, LLC’s Current, Quarterly and Annual Reports were filed with the SEC under File No. 333-117800).

4.9

Pledge and Security Agreement, dated as of July 19, 2005, among Diamond Jo Worth, LLC, Diamond Jo Worth Corp., Diamond Jo Worth Holdings, LLC and U.S. Bank National Association, as Trustee- incorporated herein by reference to Exhibit 10.4 of Peninsula Gaming, LLC’s Form 10-Q filed August 16, 2005.

10.1

Purchase Agreement among Diamond Jo Worth, LLC, Diamond Jo Worth Corp., Diamond Jo Worth Holdings, LLC, Diamond Jo, LLC and Jefferies & Company, Inc. - incorporated herein by reference to Exhibit 10.3 of Peninsula Gaming, LLC’s Form 10-Q filed August 16, 2005.

10.2†	Borrower Supplement No. 1 by Diamond Jo Worth, LLC, dated as of May 13, 2005.

10.3

Second Amendment to Loan and Security Agreement, dated as of July 12, 2005, by and among Diamond Jo, LLC, The Old Evangeline Downs, L.L.C., Diamond Jo Worth, LLC and Wells Fargo Foothill, Inc. - incorporated herein by reference to Exhibit 10.6 of Peninsula Gaming, LLC’s Form 10-Q filed August 16, 2005.

10.4†	Stock Pledge Agreement Supplement by Peninsula Gaming, LLC, dated as of May 13, 2005.

10.5†	Acknowledgement and Agreement by Diamond Jo Worth, LLC, dated July 12, 2005.

10.6†	Acknowledgment of Diamond Jo Worth, LLC, dated May 13, 2005.

10.7†

First Amendment to Intercompany Subordination Agreement, dated as of May 13, 2005, by and among The Old Evangeline Downs, L.L.C., Diamond Jo Worth, LLC, Diamond Jo, LLC, Peninsula Gaming Corp., Peninsula Gaming, LLC, OED Acquisition, LLC and Wells Fargo Foothill, Inc.

10.8†	Act of Second Amendment of Multiple Obligations Mortgage, dated as of July 12, 2005, between The Old Evangeline Downs, L.L.C. and Wells Fargo Foothill, Inc.

Exhibit Number	Description

10.9†	Second Amendment to Iowa Shore Mortgage, dated as of July 12, 2005, between Diamond Jo, LLC and Wells Fargo Foothill, Inc.

10.10†	Subordination Agreement, dated as of July 12, 2005, between Diamond Jo, LLC and U.S. Bank National Association, as Trustee.

10.11†	Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated May 13, 2005, between Diamond Jo Worth, LLC and Well Fargo Foothill, Inc., as Agent.

10.12†	Second Amendment to First Preferred Ship Mortgage, dated as of July 12, 2005, between Diamond Jo, LLC and Wells Fargo Foothill, Inc.

10.13

Amended and Restated Mortgage, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated July 19, 2005, between Diamond Jo Worth, LLC and Well Fargo Foothill, Inc., as Agent- incorporated herein by reference to Exhibit 10.5 of Peninsula Gaming, LLC’s Form 10-Q filed August 16, 2005.

10.14†	Cash Collateral and Disbursement Agreement, dated as of July 19, 2005, by and among Diamond Jo Worth, LLC, Diamond Jo Worth Corp. and U.S. Bank National Association, as Trustee and Disbursement Agent.

10.15

Management Services Agreement, dated July 19, 2005, between Diamond Jo Worth, LLC and Peninsula Gaming Partners- incorporated herein by reference to Exhibit 10.1 of Peninsula Gaming, LLC’s Form 10-Q filed August 16, 2005.

10.16†	Eleventh Amendment to Operating Agreement, dated as of May 31, 2005, by and between Dubuqe Racing Association, Ltd. And Diamond Jo, LLC.

31.1†	Certification of M. Brent Stevens, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 15d-l4 of the Securities Exchange Act, as amended.

31.2†	Certification of Natalie A. Schramm, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 15d-14 of the Securities Exchange Act, as amended.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dubuque, State of Iowa on November 14, 2005.

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