Form 10-Q
period 2007-06-30
DIAMOND JO, LLC; Peninsula Gaming, LLC; PENINSULA GAMING CORP.
filed 2007-08-14
CIK 1095997, 1299109, 1235662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                       to

Commission File Number: 333-88829

DIAMOND JO, LLC	PENINSULA GAMING, LLC	PENINSULA GAMING CORP.
(Exact name of registrants as specified in their charter)	(Exact name of registrants as specified in their charter)	(Exact name of registrants as specified in their charter)

DELAWARE	DELAWARE	DELAWARE
(State or other jurisdiction of incorporation or organization)	(State or other jurisdiction of incorporation or organization)	(State or other jurisdiction of incorporation or organization)

42-1483875	20-0800583	25-1902805
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

3rd Street Ice Harbor, PO Box 1750

Dubuque, Iowa 52001

(563) 583-7005

(Address, including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐        Accelerated Filer ☐        Non-Accelerated Filer ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

All of the common equity interests of Peninsula Gaming, LLC (the “Company”) are held by Peninsula Gaming Partners, LLC. All of the common equity interests of Diamond Jo, LLC, The Old Evangeline Downs, L.L.C., Diamond Jo Worth Holdings, LLC and Peninsula Gaming Corp. are held by the Company. All of the common equity interests of Diamond Jo Worth, LLC and Diamond Jo Worth Corp. are held by Diamond Jo Worth Holdings, LLC.

PENINSULA GAMING, LLC
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PENINSULA GAMING, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)

	June 30, 2007	December 31, 2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$53,317	$56,921
Restricted cash—purse settlements	5,874	4,619
Accounts receivable, less allowance for doubtful accounts of $27 and $39, respectively	5,339	3,529
Inventories	1,062	706
Prepaid expenses and other assets	1,786	1,456
Total current assets	67,378	67,231

RESTRICTED CASH - WORTH PROJECT	—	12,981

PROPERTY AND EQUIPMENT, NET	184,773	164,754
OTHER ASSETS:
Deferred financing costs, net of amortization of $8,399 and $6,603, respectively	14,547	16,224
Goodwill	53,083	53,083
Licenses and other intangibles	36,774	35,521
Deposits and other assets	4,905	4,016
Total other assets	109,309	108,844
TOTAL	$361,460	$353,810

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$5,829	$5,383
Construction payable	4,904	5,531
Purse settlement payable	8,557	6,265
Accrued payroll and payroll taxes	5,044	4,575
Accrued interest	7,445	7,437
Other accrued expenses	11,064	9,026
Payable to affiliates	3,431	2,484
Current maturities of long-term debt and leases	7,680	8,645
Total current liabilities	53,954	49,346

LONG-TERM LIABILITIES:
8 3/4% senior secured notes, net of discount	252,581	252,381
11% senior secured notes, net of discount	96,046	96,500
13% senior secured notes, net of discount	6,842	6,831
Term loan	—	667
Notes and leases payable, net of discount	3,530	3,544
Other accrued expenses	2,314	1,042
Total long-term liabilities	361,313	360,965
Total liabilities	415,267	410,311

COMMITMENTS AND CONTINGENCIES

MEMBER’S DEFICIT:
Common member’s interest	9,000	9,000
Accumulated deficit	(62,807)	(65,501)
Total member’s deficit	(53,807)	(56,501)
TOTAL	$361,460	$353,810

See notes to condensed consolidated financial statements (unaudited).

PENINSULA GAMING, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands)

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
REVENUES:
Casino	$57,320	$54,864	$110,184	$96,319
Racing	6,658	6,530	10,120	13,232
Video poker	1,057	882	2,194	1,621
Food and beverage	4,253	4,094	7,672	7,624
Other	2,936	2,895	5,299	4,833
Less promotional allowances	(5,234)	(4,718)	(10,140)	(8,353)
Total net revenues	66,990	64,547	125,329	115,276

EXPENSES:
Casino	24,308	23,169	46,647	41,830
Racing	5,356	5,481	8,273	10,969
Video poker	863	724	1,692	1,247
Food and beverage	3,345	3,257	6,069	5,786
Other	1,977	1,934	3,228	3,158
Selling, general and administrative	15,844	11,774	26,865	19,044
Depreciation and amortization	5,105	5,628	10,054	9,808
Pre-opening expense	160	175	243	874
Development expense	139	106	1,784	130
Affiliate management fees	1,417	1,253	2,572	2,034
Loss on disposal of assets	16	74	97	44
Total expenses	58,530	53,575	107,524	94,924

INCOME FROM OPERATIONS	8,460	10,972	17,805	20,352

OTHER INCOME (EXPENSE):
Interest income	576	113	1,299	316
Interest expense, net of amounts capitalized	(9,989)	(8,069)	(19,611)	(15,485)
Interest expense related to preferred member’s interest, redeemable	—	(90)	—	(180)
Total other expense	(9,413)	(8,046)	(18,312)	(15,349)

NET (LOSS) INCOME	$(953)	$2,926	$(507)	$5,003

See notes to condensed consolidated financial statements (unaudited).

PENINSULA GAMING, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(507)	$5,003
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization	10,054	9,808
Provision for doubtful accounts	29	87
Amortization of deferred financing costs and debt discount	2,061	1,744
Non-cash equity based and other compensation	7,505	3,283
Loss on disposal of assets	97	44
Changes in operating assets and liabilities:
Restricted cash — purse settlements	(1,255)	(1,596)
Receivables	(1,839)	(3,810)
Inventories	(356)	(360)
Prepaid expenses and other assets	(1,010)	(1,132)
Accounts payable	3,262	2,893
Accrued expenses	2,906	2,535
Payable to affiliates	947	824
Net cash flows from operating activities	21,894	19,323

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in cash value of life insurance	(121)	(208)
Proceeds from restricted cash	12,981	18,749
Business acquisition and licensing costs	(1,254)	(1,286)
Construction project development costs	(23,544)	(14,983)
Purchase of property and equipment	(3,779)	(4,863)
Proceeds from sale of property and equipment	22	36
Net cash flows from investing activities	(15,695)	(2,555)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(385)	(14)
Principal payments on debt	(5,114)	(4,025)
Payments on senior credit facilities	—	(18,585)
Proceeds from senior credit facilities	—	14,485
Member distributions	(4,304)	(1,293)
Net cash flows from financing activities	(9,803)	(9,432)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,604)	7,336

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	56,921	12,778

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$53,317	$20,114

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$17,714	$14,393

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property additions acquired, but not paid	$4,475	$3,613
Property and equipment purchased in exchange for indebtedness	3,399	4,786
Deferred financing costs incurred, but not paid	34	20

See notes to condensed consolidated financial statements (unaudited).

PENINSULA GAMING, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Basis of Presentation

Peninsula Gaming, LLC (“PGL” or the “Company”), a Delaware limited liability company organized in 1999, is a holding company with no independent operations whose primary assets are cash and its equity interests in its wholly owned subsidiaries. PGL’s subsidiaries consist of: (i) Diamond Jo, LLC, a Delaware limited liability company (“DJL”), which owns and operates the Diamond Jo riverboat casino in Dubuque, Iowa; (ii) The Old Evangeline Downs, L.L.C., a Louisiana limited liability company (“EVD”), which owns and operates the Evangeline Downs Racetrack and Casino, or racino, in St. Landry Parish, Louisiana and four off-track betting (“OTB”) parlors in Louisiana; (iii) Diamond Jo Worth Holdings, LLC, a Delaware limited liability company (“DJWH”), and (iv) Peninsula Gaming Corp. (“PGC”), a Delaware corporation with no assets or operations. The Company is a wholly owned subsidiary of Peninsula Gaming Partners, LLC, a Delaware limited liability company (“PGP”).

DJWH is a holding company with no independent operations whose sole assets are its equity interests in its wholly owned subsidiaries. DJWH’s subsidiaries consist of: (i) Diamond Jo Worth, LLC, a Delaware limited liability company (“DJW”), which owns and operates the Diamond Jo Worth casino in Worth County, Iowa which opened in April 2006; and (ii) Diamond Jo Worth Corp., a Delaware limited liability company (“DJWC”) with no assets or operations.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring entries unless otherwise disclosed, necessary to present fairly the financial information of the Company for the interim periods presented and have been prepared in accordance with accounting principles generally accepted in the United States of America. The interim results reflected in the financial statements are not necessarily indicative of results expected for the full year or other periods.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2. Summary of Significant Accounting Policies

Revenue Recognition and Promotional Allowances— In accordance with industry practice, casino and video poker revenue is the net win from gaming activities, which is the difference between gaming wins and losses. Racing revenues include EVD’s share of pari-mutuel wagering on live races after payment of amounts returned as winning wagers, and EVD’s share of wagering from import and export simulcasting as well as EVD’s share of wagering from its off-track betting parlors. Food, beverage and other revenue is recognized as services are performed. Revenues exclude sales taxes.

Capitalized Interest— The Company capitalizes interest costs associated with debt incurred in connection with construction projects. When debt is incurred in connection with the development of construction projects, the Company capitalizes interest on amounts expended on the projects at each applicable subsidiaries’ average cost of borrowed money. Capitalization of interest ceases when the project is substantially complete. Amounts capitalized during the three months ended June 30, 2007 and the six months ended June 30, 2007 and 2006 were $0.2 million, $0.6 million and $0.7 million, respectively.  The amount capitalized during the three months ended June 30, 2006 was immaterial.

Equity Based Compensation—   Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004) Share-Based Payment (“SFAS No. 123R”) which requires that compensation expense under equity based awards be measured at fair value. As allowed under the provisions of SFAS No. 123R the Company has applied SFAS No. 123R prospectively to new awards and to awards modified, repurchased, or cancelled after the required effective date. The Company continues to account for any portion of awards outstanding at the date of initial application of SFAS No. 123R using the accounting principles historically applied to those awards, the intrinsic value method. The Company did not have any new awards and there were no modifications, repurchases, or cancellations of awards issued prior to January 1, 2006 during the three and six months ended June 30, 2007 and 2006. There were no payments to employees related to equity based awards during the three and six months ended June 30, 2007 and 2006.  As of June 30, 2007, there was approximately $8.5 million of compensation expense related to nonvested awards which has not been recognized in the consolidated statement of operations. Based on the intrinsic value at June 30, 2007, approximately $5.1 million of the unrecognized value of awards is scheduled to vest over the next fifteen months unless vested earlier pursuant to the terms of the awards.  The remaining $3.4 million is scheduled to vest upon a change in control of the Company.  See note 7 for more information regarding the terms of outstanding equity awards.

Equity based awards granted by PGP to Company employees contain a put option exercisable by the employee and are recorded at their intrinsic value (which is the increase in the fair market value of the units granted based on a market multiple of forecasted total segment operating earnings) and the percentage vested. The amount expensed each period is based upon the change in intrinsic value and the percentage vested. As these awards are issued by PGP, the awards represent a PGP liability and not a liability of the Company although the expense associated with awards to Company employees is recorded by the Company with a corresponding credit to member contributions.

Development expense—   For the six months ended June 30, 2007, the Company incurred expenses primarily associated with the development of DJL’s proposed new casino.  During the six months ended June 30, 2007, DJL expensed $1.4 million as development expense associated with its obligations under the Offer to Purchase Real Estate, Acceptance and Lease dated September 27, 2006 (“Historical Society Agreement”) between DJL and the Dubuque County Historical Society (“Historical Society”) and $0.3 million of other development cost associated with the proposed project.  See note 6 for further discussion of the Historical Society Agreement.

Use of Estimates—   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates involve the fair value of equity based compensation, the periodic review of the carrying value of assets for impairment, the estimated useful lives for depreciable assets, estimated liability for EVD sales tax contingency and the estimated liability for slot club awards.

In addition, an estimated loss from a loss contingency is recorded when information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal matters requires the use of judgment. Many of these legal contingencies can take years to be resolved. An adverse outcome could have a material impact on financial condition, results of operations, and cash flows.

Reclassifications—   Certain prior year amounts have been reclassified to conform with the current year presentation. These reclassifications did not have any effect on the Company’s financial position, operating income, and net income in the three and six months ended 2006. In the statement of cash flows for the six months ended June 30, 2007, the Company classified changes in restricted cash balances related to operating purse settlements as an operating activity. The Company previously presented such changes as an investing activity. In the statement of cash flows for the six months ended June 30, 2006, the Company reclassified changes in restricted cash balances related to operating purse settlements of $(1.6) million from investing to operating to be consistent with the 2007 presentation. In the statement of cash flows for the six months ended June 30, 2007, the Company classified changes in the cash value of certain life insurance policies as an investing activity. The Company previously presented such changes as an operating activity. In the statement of cash flows for the six months ended June 30, 2006, the Company reclassified changes in cash value of certain life insurance policies of $(0.2) million from operating  to investing to be consistent with the 2007 presentation.

Recently Issued Accounting Standards—   In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 indicates, that among other things, a fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 is effective for the Company’s year ending December 31, 2008. The Company is currently evaluating the impact of SFAS 157 on the Company’s financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value.  If the fair value option is chosen by a company, the company shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS 159 is effective as of the beginning of the Company’s year ending December 31, 2008.  The Company is currently evaluating whether to elect the fair value option and the impact, if any, on the Company’s financial statements of implementing SFAS 159.

3. Property and Equipment

Property and equipment at June 30, 2007 and December 31, 2006 is summarized as follows (in thousands):

	June 30, 2007	December 31, 2006
Land and land improvements	$17,926	$16,773
Buildings and improvements	133,544	114,823
Riverboat and improvements	8,394	8,410
Furniture, fixtures and equipment	69,514	56,721
Computer equipment	8,956	8,185
Vehicles	378	378
Construction in progress	9,865	13,360
Subtotal	248,577	218,650
Accumulated depreciation	(63,804)	(53,896)
Property and equipment, net	$184,773	$164,754

Depreciation and amortization expense for the three months ended June 30, 2007 and 2006 was $5.1 million and $5.6 million, respectively.  Depreciation and amortization expense for the six months ended June 30, 2007 and 2006 was $10.1 million and $9.8 million, respectively.

In connection with DJL’s proposed casino development, DJL began accelerating depreciation on long-lived assets with a net book value of approximately $4.5 million that will either be contributed to the Historical Society or will not be utilized at its new casino facility.  Accelerated depreciation on these assets began during the fourth quarter of 2006, and DJL will continue to depreciate the remaining net book value of those assets, less their estimated fair market value at the date of contribution or estimated net realizable value, through the period that DJL estimates commencing operations at the new facility.  Depreciation expense for the three and six months ended June 30, 2007 increased by approximately $0.3 million and $0.5 million, respectively, as a result of accelerated depreciation on these assets.

4. Debt

Long-term debt consists of the following (in thousands):

	June 30, 2007	December 31, 2006
8 3/4% senior secured notes due April 15, 2012, net of discount of $2,419 and $2,619, respectively, secured by substantially all the assets of PGL, DJL and EVD and the equity of DJL and EVD	$252,581	$252,381

11% senior secured notes of DJW due April 15, 2012, net of discount of $0.5 million, secured by substantially all the assets of DJW and a pledge of equity of DJW and DJWC	96,046	96,500

13% senior secured notes of EVD due March 1, 2010 with contingent interest, net of discount of $68 and $79, respectively, secured by certain assets of EVD	6,842	6,831

$50,000 revolving line of credit under a loan and security agreement of DJL and EVD with Wells Fargo Foothill, Inc., interest rate at prime plus a margin of 0.25% (current rate of 8.5% at June 30, 2007), maturing June 16, 2008, secured by substantially all assets of DJL and EVD	—	—

$5,000 revolving line of credit under a loan and security agreement of DJW with a bank, interest rate at prime less a margin of 1.0% (current rate of 7.25% at June 30, 2007), maturing March 1, 2010, secured by substantially all the assets of DJW and guaranteed by the Company’s Chief Executive Officer	—	—

Term loan under a loan and security agreement of DJL and EVD with Wells Fargo Foothill, Inc., interest rate at prime plus 2.5% (current rate of 10.75% at June 30, 2007), due in equal monthly installments of $333, maturing June 16, 2008, secured by certain assets of DJL and EVD	2,667	4,667
Notes payable and capital lease obligations, net of discount of $265 and $234, respectively, interest rate at 7 ¼% — 8 ¾%, due 2007 — 2011	8,543	8,189
Total debt	366,679	368,568
Less current portion	(7,680)	(8,645)
Total long term debt	$358,999	$359,923

Principal maturities of debt (excluding discount and debt repaid during the period January 1, 2007 through June 30, 2007) for each of the years ended December 31 are summarized as follows (in thousands):

2007	$10,854
2008	3,967
2009	1,307
2010	7,538
2011	21
Thereafter	351,500
$375,187

On August 31, 2006, DJW entered into the First Supplemental Indenture to the Indenture dated as of July 19, 2005 (the “DJW Supplemental Indenture”) which requires, among other things, DJW to offer to buy back a portion of DJW’s 11% senior secured notes due 2012 (“DJW Notes”) on a semi-annual basis, beginning March 31, 2007, with 50% of Excess Cash Flow (as defined therein) at a premium of 7.5%.  Such provision was determined to be an embedded derivative and was fair valued and separated from the DJW Notes at date of issuance since it was not clearly and closely related.  As of June 30, 2007 and December 31, 2006, the fair value of the put option was approximately $0.8 million and $0.5 million, respectively.  The fair value of the put option was determined to be the present value of the estimated premium payments at 7.5% through the maturity of the DJW Notes.  The estimated premium payments were calculated using estimated future cash flows developed by the Company to estimate the portion of the DJW Notes that would be subject to the contingent put option and, based on yields of comparable financial instruments and the remaining date to maturity of the DJW Notes, whether the contingent put option would be elected by the noteholder.  The fair value of the put option is revalued at the end of each reporting period with a corresponding charge (benefit) in interest expense.  During the three month and six month periods ended June 30, 2007, the Company expensed $0.3 million as interest expense related to change in the fair value of the embedded derivative.

As of June 30, 2007, the Company had no outstanding advances under its $50.0 million senior secured credit facility (“PGL Credit Facility”). As of June 30, 2007, DJW had no outstanding advances under its $5.0 million senior secured credit facility (“DJW Credit Facility”). In addition, as of June 30, 2007, the Company had outstanding letters of credit under the PGL Credit Facility and the DJW Credit Facility of approximately $1.0 and $0.7 million, respectively, resulting in available borrowings thereunder of $49.0 and $4.3 million, respectively.

The Company’s 8 ¾% senior secured notes due 2012 (“Peninsula Gaming Notes”), the DJW Notes, the PGL Credit Facility and the DJW Credit Facility each contain various restrictive covenants, all with which the Company was in compliance as of June 30, 2007.

5.   Leasing Arrangements

The Company leases three of its OTB facilities and other equipment under noncancelable operating leases. The Company also leases certain gaming machines under cancelable leases that require contingent monthly rental payments. The leases require fixed monthly payments and certain gaming machine leases require contingent monthly rental payments based on usage of the equipment. The leases expire on various dates through 2026. Rent expense was $1.5 million, $1.9 million, $2.7 million and $2.9 million during the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006, respectively.

Minimum rental payments and contingent rental payments for the three and six months ended June 30, 2007 and 2006 are summarized as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Minimum rental payments	$387	$386	$749	$666
Contingent rental payments	1,290	1,675	2,325	2,551
TOTAL	$1,677	$2,061	$3,074	$3,217

6.  Commitments and Contingencies

Under the Company’s and PGP’s operating agreements, the Company and PGP have agreed, subject to a few exceptions, to indemnify and hold harmless PGP and PGP’s members from liabilities incurred as a result of their positions as sole manager of the Company and as members of PGP, respectively.

In October 2003, EVD filed a Petition for Declaratory Judgment in St. Landry Parish, Louisiana, naming as opposing parties the Secretary of the Department of Revenue and Taxation for the State of Louisiana (the “Department”), the St. Landry Parish School Board and the City of Opelousas. EVD seeks a judgment declaring that sales taxes are not due to the defendants on purchases made by EVD and its contractors in connection with the construction and furnishing of the Evangeline Downs Racetrack and Casino, which was constructed in St. Landry Parish in 2003-2004. EVD’s action is based on Louisiana statutory law which provides that racetracks are not required to pay taxes and fees other than those provided in the racing statutes, and that taxes and fees provided in the racing statutes are in lieu of, among other things, all state and local sales taxes. The St. Landry Parish School Board and the City of Opelousas have questioned the application of the racing statutes to the construction and furnishing of the casino portion of the facility, thereby leading to the filing of this action. The Department has now taken the same position as the St. Landry Parish School Board and the City of Opelousas.

EVD filed a motion for summary judgment, which was scheduled for hearing in July 2005. The defendants filed responses, generally arguing that the exemption under the racing statutes should not extend to the purchase of goods, materials and services which were unrelated to horse racing. Prior to the hearing, it was discovered by EVD that EVD’s contractor (and the contractor’s subcontractors) had paid sales taxes on many purchases related to the construction of the new racetrack and casino, and that EVD, in its payments to the contractor, had reimbursed the contractor for such sales taxes. In light of this discovery, the parties agreed to continue indefinitely the hearing on the motion for summary judgment so that EVD could prepare and file a refund claim for the taxes paid by EVD’s contractor and the contractor’s subcontractors.

In November and December 2005, EVD filed refund claims totaling $0.6 million. Neither the Department nor the St. Landry Parish School Board ruled on EVD’s refund claims within one year of filing those claims resulting in those claims being deemed denied under Louisiana law.  EVD has formally appealed the denial of these refund claims.  The Department has not yet responded to the appeal.  St. Landry Parish has answered the appeal by generally denying EVD’s right to recover the taxes. EVD has not recorded the refund claims due to uncertainty as to the outcome of the matter.

In October 2006, the Department notified EVD that additional taxes and interest totaling approximately $0.4 million were due for the period January 1, 2002 through December 31, 2004.  In November 2006, EVD formally protested the additional proposed tax assessment with the Department; the protest was denied by the Department.  Accordingly, EVD accrued and paid the additional taxes of approximately $0.4 million, but these taxes were paid under protest.  In December 2006, EVD filed suit in East Baton Rouge Parish, Louisiana against the Department for recovery of these taxes paid under protest.  The Department has answered this suit by generally denying EVD’s right to recover the taxes paid under protest.  This litigation is in its early stages.  In addition, during 2006, the Company accrued an additional $1.1 million related to state sales taxes that the Company may be required to pay for the years 2005 and 2006 and for local parish and city taxes for the years 2002 through 2006.  Of the total sales tax amount recorded, approximately $0.7 million and $0.4 million was recorded in general and administrative expense and interest expense, respectively, in the consolidated statement of operations for 2006. The remaining balance, totaling approximately $0.4 million, was capitalized in property and equipment. EVD also accrued another $0.1 million and $0.3 million, classified as general and administrative expense, for the three and six months ended June 30, 2007, respectively, for ongoing operating purchases. EVD has accrued management’s best estimate of all sales taxes that would be required to be paid for non-racetrack facilities and ongoing operating purchases as of June 30, 2007.

In October 2005, EVD filed a request to arbitrate certain claims against the general contractor of its racino relating to improper construction of the horse racetrack at the racino. EVD is pursuing a claim for damages of approximately $7.1 million against the general contractor to recoup its track reconstruction costs and other related damages. The contractor has filed a counterclaim for unpaid billings. EVD believes it is too early to predict the outcome of the arbitration and, accordingly, has not recorded any damage claim as an asset.  If the contractor obtains a favorable ruling in the arbitration, EVD may be required to pay up to $1.6 million in unpaid construction retainage and bonuses, which amount has been accrued on the Company’s consolidated balance sheet as of June 30, 2007.

Other than as described above, neither the Company nor its subsidiaries are parties to any pending legal proceedings other than litigation arising in the normal course of business. Management does not believe that adverse determinations in any or all such other litigation would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In connection with obtaining its gaming license, DJW is required to pay under an executory agreement a license fee of $5.0 million due in five annual installments of $1.0 million. DJW paid the first three $1.0 million installments in June 2005, May 2006 and May 2007, respectively, with the remaining installments due each May thereafter through 2009. Also, DJW is required to pay the Worth County Development Authority (“WCDA”), its qualified sponsoring organization who holds the joint gaming license with DJW, 5.76% of the casino’s adjusted gross receipts on an ongoing basis.  For the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006, DJW expensed $1.1 million, $1.0 million, $2.0 million and $1.0 million, respectively, related to this agreement. The agreement expires on March 31, 2015 but is subject to automatic three year renewal periods.

Dubuque Racing Association, Ltd. (the “DRA”) holds a joint license with DJL to conduct gambling games under Iowa statutes. The DRA owns Dubuque Greyhound Park (“DGP”), a traditional greyhound racetrack with 1,000 slot machines, 20 table games and amenities including a gift shop, restaurant and clubhouse. During 2005, DJL entered into an amendment to its operating agreement under the joint gambling license (the “Amended Operating Agreement”) with the DRA. The Amended Operating Agreement provides for, among other things, that beginning on February 17, 2006, the day that DGP began operating video poker machines, and continuing until August 30, 2006, DRA shall pay to DJL $0.33 for each $1.00 of reduction in DJL’s adjusted gross gaming receipts, subject to a maximum 15% decline and certain payment deferral conditions. On August 31, 2006, a gambling operation commenced business within 125 miles of Dubuque, Iowa.  As such, in accordance with the Amended Operating Agreement, DJL’s adjusted gross receipts must first be reduced by 7% prior to calculating the reduction in adjusted gross receipts on which the $0.33 calculation is based. Pursuant to the Amended Operating Agreement, the DRA shall continue to pay DJL $.33 for each $1.00 reduction until the earlier of December 31, 2008 or when DJL opens its new gaming facility. During the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006, DJL recorded other revenue of approximately $0.5 million, $0.5 million, $1.0 million and $0.8 million, respectively, related to this agreement.  As of June 30, 2007, DJL has $2.1 million recorded as a long-term receivable included in deposits and other assets on the Company’s consolidated balance sheet related to this agreement.

DJL entered into the Historical Society Agreement in connection with the proposed development of a new casino.  The Historical Society Agreement provides for, among other things, (i) a charitable contribution to the Historical Society of $1.0 million payable in equal annual installments of $0.1 million for 10 years commencing one year after the closing of the transactions contemplated by the Historical Society Agreement and (ii) the purchase by DJL of 2.4 acres of real property (the “Expansion Tract”), for a purchase price not to exceed $2 million, to facilitate DJL’s building of a new moored barge facility to expand its existing casino operations. In addition, if the purchase price payable for the Expansion Tract is less than $2.0 million, DJL agreed to make a charitable contribution following the closing of the transactions contemplated by the Historical Society Agreement of the difference between the price paid for the Expansion Tract and $2.0 million. Closing of the Expansion Tract was contingent upon (i) regulatory approval and (ii) satisfactory completion of DJL’s due diligence relating to its purchase of the Expansion Tract. As all contingencies were satisfied as of March 31, 2007, a contribution expense of $1.4 million was recorded in the first quarter of 2007 as development expense at DJL related to (i) the present value of the $1.0 million contribution payable over 10 annual installments and (ii) the difference between $2.0 million and the purchase price of the Expansion Tract of $1.2 million.  DJL closed on the purchase of the Expansion Tract in June 2007.

The Historical Society Agreement provides for the Historical Society to lease DJL’s existing dockside pavilion for 99 years at $1 per year and for DJL to transfer all of its rights, title and interest in the existing Diamond Jo vessel to the Historical Society at the Historical Society’s option. As the lease and the transfer of the vessel are conditioned upon DJL commencing operation of its new moored barge facility, no contribution expense will be recorded until such contingency is satisfied.

In February 2007, DJL entered into the Port of Dubuque Public Parking Facility Development Agreement (“Development Agreement”) with the City of Dubuque, Iowa (“City”) regarding, among other things, the design, development, construction and financing of a public parking facility to be located adjacent to DJL’s proposed casino development.  The total development cost of the parking facility is estimated to be approximately $23 million. It is anticipated that the City of

Dubuque will hire a third party to construct the parking facility.  Under the terms of the Development Agreement, the parking facility will be completed in phases with a required completion date of the first phase, consisting of the first three levels of the north section of the facility, of August 12, 2008 and the required completion date for the second phase, consisting of the fourth level of the north section and all of the south section, of November 11, 2008.  The parking facility, which will be owned by the City, will provide free parking to the general public and contain approximately 1,130 parking spaces.  As a condition of the Development Agreement, DJL will enter into a minimum assessment agreement with the City in which both parties agree to establish a minimum market value for the DJL casino project on which DJL will be assessed property taxes, commencing on substantial completion of the project and ending when revenue bonds to be issued by the City to finance construction of the facility are repaid.  The minimum assessment agreement will also require DJL to pay additional assessments to the extent the assessed property taxes are not sufficient to enable the City to repay the principal and interest on such bonds.  DJL’s payment obligations under the minimum assessment agreement will be guaranteed by the Company.  The Development Agreement also calls for (i) a minimum initial payment of $6.4 million to be used by the City toward the cost of designing and constructing the public parking facility, (ii) the payment by DJL for the reasonable and necessary actual operating costs incurred by the City for the operation, security, repair and maintenance of the public parking facility and (iii) the payment by DJL to the City of $80 per parking space in the public parking facility per year which funds will be used by the City for capital expenditures necessary to maintain the public parking facility.

The Development Agreement is contingent upon a number of factors including, but not limited to, (i) the City obtaining the necessary financing and required approvals to construct the parking facility, (ii) receipt by the City and approval by DJL of the construction bids pursuant to which it can be determined that the parking facility can be designed and constructed for an amount equal to or less than the sum of the amounts provided by DJL’s initial payment and bond financing by the City and (iii) DJL executing a minimum assessment agreement as discussed above.  None of these conditions have been satisfied as of June 30, 2007.

The Company’s future contractual obligations related to purchase commitments (excluding purchase commitments paid during the period January 1, 2007 through June 30, 2007) for each of the years ended December 31 are summarized as follows (in thousands):

2007	$1,529
2008	1,381
2009	889
2010	622
2011	39
Thereafter	21
Total	$4,481

7. Related Party Transactions

During the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006, the Company recorded distributions of $3.8 million, $0.7 million, $4.3 million and $1.3 million, respectively, to PGP primarily for (i) certain consulting and financial advisory services related to PGP, (ii) board fees and actual out-of-pocket expenses incurred by members of the board of managers of PGP in their capacity as a board member and (iii) tax, accounting, legal and administrative costs and expenses related to PGP. These amounts were recorded as member distributions.

During the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006, the Company expensed $0.1 million, $0.1 million, $0.2 million and $0.1 million, respectively, as affiliate management fees, related to other compensation and board fees payable to board members of PGP representing services provided to PGL. In December 2006 and subsequently, PGP assumed PGL’s liability for such amounts which were recorded as a member contribution.

In accordance with a management services agreement between OED Acquisition LLC (“OEDA”), a wholly owned subsidiary of PGP, and EVD, under which EVD pays to OEDA a base management fee of 0.44% of net revenue (less net food and beverage revenue) plus an incentive fee based on earnings before interest, taxes, depreciation, amortization and other non-recurring charges, EVD expensed $0.2 million, $0.3 million, $0.4 million and $0.5 million in affiliate management fees payable to OEDA during the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006, respectively.

In accordance with a management services agreement between DJW and PGP, DJW expensed management fees of $0.6 million, $0.5 million, $1.0 million and $0.6 million during the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006, respectively, related to this agreement.

EVD and PGP are parties to separate consulting agreements with a board member of PGP. Under the consulting agreements, EVD and DJW must each pay the board member a fee equal to 2.5% of EVD’s and DJW’s earnings before interest, taxes, depreciation, amortization and other non-recurring charges during the preceding calendar year commencing on January 1, 2004 and May 1, 2006, respectively. Under the consulting agreements, the board member is also entitled to reimbursement of reasonable business expenses as approved by the board of managers of PGP. EVD expensed $0.3 million, $0.2 million, $0.5 million and $0.6 million of affiliate management fees during the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006, respectively, related to its consulting agreement. DJW expensed $0.2 million, $0.2 million, $0.4 million and $0.2 million of affiliate management fees for the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006, respectively, related to this agreement.

At a meeting of the board of managers of PGP held on February 25, 2005, PGP approved grants of profits interests under PGP’s Amended and Restated 2004 Incentive Unit Plan (the “IUP”) to two executive officers of PGL aggregating 2.50% of the outstanding membership units of PGP on a fully diluted basis. In addition, at a meeting of the board of managers of PGP held on September 12, 2005, PGP approved additional grants under the IUP to the executive officers of PGL aggregating 5% of the outstanding membership units of PGP on a fully diluted basis. The terms of the awards include specified vesting schedules, acceleration of vesting upon the occurrence of certain events, anti-dilution protection, transfer restrictions and other customary terms and provisions. The profits interests awarded under the IUP entitle the holders thereof to receive distributions from operating profits on a pro rata basis with holders of common units of PGP (but only to the extent of profits allocated to holders of profits interests after the date of grant) and distributions on liquidation (but only to the extent of their pro rata share of any undistributed operating profits allocated to holders of profits interests and any further appreciation in the fair market value of PGP after the date of grant). Upon any termination of their employment, the respective executive officers are entitled, at their option, to cause the Company to redeem all such vested profits interests granted to them for cash at their fair market value at the time of termination of employment. Quarterly, the Company estimates the fair value of the incentive units and compares that value to the value of the incentive units at the date of grant. Any appreciation in the value of the incentive units is expensed based on the percentage of the grant vested. The Company expensed $5.8 million, $2.0 million, $7.3 million and $3.1 million during the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006, respectively, with respect to these incentive units. In December 2006 and subsequently, PGP assumed PGL’s liability under these agreements which were recorded as a member contribution.

8. Segment Information

The Company is organized around geographical areas and operates three reportable segments: (1) Diamond Jo Dubuque operations, which comprise the Diamond Jo casino operations in Dubuque, Iowa, (2) Diamond Jo Worth operations, which comprise the Diamond Jo Worth casino operations in Worth County, Iowa, and (3) Evangeline Downs operations, which comprise the casino, racetrack and OTBs operated by EVD in Louisiana.

The accounting policies for each segment are the same as those described in note 2 above and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company evaluates performance and allocates resources based upon, among other considerations, segment operating earnings (as defined below).

The tables below present information about reported segments as of and for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Net Revenues Three Months Ended June 30,		Net Revenues Six Months Ended June 30,
	2007	2006	2007	2006
Diamond Jo Dubuque	$10,293	$11,288	$20,363	$23,128
Diamond Jo Worth	20,723	18,479	36,956	19,679
Evangeline Downs	35,974	34,780	68,010	72,469
Total	$66,990	$64,547	$125,329	$115,276

	Segment Operating Earnings Three Months Ended June 30, (1)		Segment Operating Earnings Six Months Ended June 30, (1)
	2007	2006	2007	2006
General corporate	$(6,863)	$(2,454)	$(9,138)	$(4,163)
Diamond Jo Dubuque	3,300	3,670	6,284	7,431
Diamond Jo Worth	8,150	7,691	14,712	7,743
Evangeline Downs	10,710	9,301	20,697	22,231
Total Segment Operating Earnings (1)	15,297	18,208	32,555	33,242
General corporate:
Depreciation and amortization	(11)	—	(22)	—
Affiliate management fees	(113)	(63)	(191)	(140)
Interest income	258	—	509	—
Diamond Jo Dubuque:
Depreciation and amortization	(1,208)	(973)	(2,387)	(1,968)
Development expense	(83)	(42)	(1,716)	(54)
Pre-opening expense	(23)	—	(23)	—
(Loss) gain on disposal of assets	(15)	—	(76)	25
Interest expense, net	(2,561)	(2,346)	(5,073)	(4,700)
Diamond Jo Worth:
Depreciation and amortization	(1,716)	(1,078)	(3,004)	(1,096)
Development expense	—	(44)	—	(44)
Pre-opening expense	(137)	(175)	(196)	(855)
Affiliate management fees	(793)	(723)	(1,414)	(843)
Loss on sale of assets	—	(76)	—	(76)
Interest expense, net	(2,938)	(1,169)	(5,445)	(1,589)
Evangeline Downs:
Depreciation and amortization	(2,170)	(3,577)	(4,641)	(6,744)
Development expense	(56)	(20)	(68)	(32)
Pre-opening expense	—	—	(24)	(19)
Affiliate management fees	(511)	(467)	(967)	(1,051)
(Loss) gain on sale of assets	(1)	2	(21)	7
Interest expense, net	(4,172)	(4,531)	(8,303)	(9,060)
Net (loss) income	$(953)	$2,926	$(507)	$5,003

(1)            Segment operating earnings is defined as net income (loss) plus depreciation and amortization, pre-opening expense, development expense, affiliate management fees, gain (loss) on disposal of assets, and interest expense (net).

	Total Assets
	June 30, 2007	December 31, 2006

General corporate	$22,085	$21,433
Diamond Jo Dubuque	84,060	88,896
Diamond Jo Worth	93,331	87,351
Evangeline Downs	161,984	156,130
Total	$361,460	$353,810

	Cash Expenditures for Additions to Long-Lived Assets
	June 30, 2007	June 30, 2006

General corporate	$4	$—
Diamond Jo Dubuque	3,311	1,085
Diamond Jo Worth	21,228	16,825
Evangeline Downs	4,034	3,222
Total	$28,577	$21,132

9. Fair Value of Financial Instruments

The fair value of the Company’s financial instruments consisting of cash and cash equivalents, restricted cash, receivables, and payables approximate their recorded amounts due to the short term nature of the instruments. The fair value and recorded amounts for the Company’s debt instruments at June 30, 2007 and December 31, 2006 are as follows (in thousands):

	June 30, 2007		December 31, 2006
	Fair Value	Recorded Amount	Fair Value	Recorded Amount
8 3/4% senior secured notes	$255,000	$252,581	$252,450	$252,381
11% senior secured notes (and related put option in 2006)	96,500	96,046	95,535	96,500
13% senior secured notes	6,910	6,842	6,910	6,831
Term loan	2,667	2,667	4,667	4,667
Notes payable, capital lease obligations and other debt instruments	9,601	9,334	8,423	8,189

Fair value information is based on current market interest rates and estimates of market conditions for instruments with similar terms, maturities, and degrees of risk.

10.  Consolidating Financial Statements

The Company, DJL and PGC (which has no assets or operations) are co-issuers of the Peninsula Gaming Notes of which $233 million were registered with the U.S. Securities and Exchange Commission. EVD is a guarantor of the Peninsula Gaming Notes, and the equity of DJL and EVD is pledged as collateral securing obligations under the Peninsula Gaming Notes. In July 2005, in connection with the offering of the DJW Notes, DJW was designated as an “unrestricted subsidiary” under the indenture governing the Peninsula Gaming Notes and the liens on the assets and equity of DJW under the Peninsula Gaming Notes were released. Consolidating financial information of the co-issuers, the guarantor and the non-guarantor is presented on the following pages.

CONSOLIDATING BALANCE SHEETS

(in thousands)

	At June 30, 2007
(in thousands)	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - EVD	Subsidiary Non- Guarantor - DJW	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,510	$6,516	$12,487	$12,804		$53,317
Restricted cash-purse settlements			5,874			5,874
Accounts receivable, net		38	4,977	324		5,339
Receivables from affiliates		2,036		65	$(2,101)
Inventories		234	435	393		1,062
Prepaid expenses and other assets	53	566	781	386		1,786
Total current assets	21,563	9,390	24,554	13,972	(2,101)	67,378
PROPERTY AND EQUIPMENT, NET	101	15,304	97,729	71,639		184,773
OTHER ASSETS:
Investment in subsidiaries	(74,758)				74,758
Deferred financing costs, net		4,050	5,796	4,701		14,547
Goodwill		53,083				53,083
Licenses and other intangibles			33,752	3,022		36,774
Deposits and other assets	421	4,269	153	62		4,905
Total other assets	(74,337)	61,402	39,701	7,785	74,758	109,309
TOTAL	$(52,673)	$86,096	$161,984	$93,396	$72,657	$361,460

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$27	$515	$4,808	$479		$5,829
Construction payable		1,042	1,859	2,003		4,904
Purse settlement payable			8,557			8,557
Accrued payroll and payroll taxes	1,045	1,092	1,969	938		5,044
Accrued interest		1,953	3,281	2,211		7,445
Other accrued expenses	62	1,649	7,061	2,292		11,064
Payable to affiliates			2,784	2,748	$(2,101)	3,431
Current maturities of long-term debt and leases		460	3,709	3,511		7,680
Total current liabilities	1,134	6,711	34,028	14,182	(2,101)	53,954
LONG-TERM LIABILITIES
8 ¾% senior secured notes, net of discount		101,588	150,993			252,581
11% senior secured notes, net of discount				96,046		96,046
13% senior secured notes, net of discount			6,842			6,842
Notes and leases payable, net of discount		18	1,727	1,785		3,530
Other accrued expenses		658		1,656		2,314
Total long-term liabilities		102,264	159,562	99,487		361,313
Total liabilities	1,134	108,975	193,590	113,669	(2,101)	415,267

MEMBER’S DEFICIT	(53,807)	(22,879)	(31,606)	(20,273)	74,758	(53,807)
TOTAL	$(52,673)	$86,096	$161,984	$93,396	$72,657	$361,460

	At December 31, 2006
	Parent	Subsidiary	Subsidiary	Subsidiary Non-
	Co-Issuer -	Co-Issuer -	Guarantor -	Guarantor -	Consolidating
	PGL	DJL	EVD	DJW	Adjustments	Consolidated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,999	$13,069	$8,889	$13,964		$56,921
Restricted cash-purse settlements			4,619			4,619
Accounts receivable, net		79	2,885	565		3,529
Receivables from affiliates		1,446			$(1,446)
Inventories		155	312	239		706
Prepaid expenses and other assets	18	400	755	283		1,456
Total current assets	21,017	15,149	17,460	15,051	(1,446)	67,231
RESTRICTED CASH — WORTH PROJECT				12,981		12,981
PROPERTY AND EQUIPMENT, NET	119	14,063	98,474	52,098		164,754
OTHER ASSETS:
Investment in subsidiaries	(76,896)				76,896
Deferred financing costs, net		4,588	6,502	5,134		16,224
Goodwill		53,083				53,083
Licenses and other intangibles			33,498	2,023		35,521
Deposits and other assets	297	3,459	196	64		4,016
Total other assets	(76,599)	61,130	40,196	7,221	76,896	108,844
TOTAL	$(55,463)	$90,342	$156,130	$87,351	$75,450	$353,810

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$19	$783	$4,039	$542		$5,383
Construction payable		307	2,118	3,106		5,531
Purse settlement payable			6,265			6,265
Accrued payroll and payroll taxes	999	1,159	1,537	880		4,575
Accrued interest		1,915	3,310	2,212		7,437
Other accrued expenses	20	1,936	5,337	1,733		9,026
Payable to affiliates			2,022	1,908	$(1,446)	2,484
Current maturities of long-term debt and leases		1,124	5,728	1,793		8,645
Total current liabilities	1,038	7,224	30,356	12,174	(1,446)	49,346
LONG-TERM LIABILITIES:
8 ¾% senior secured notes, net of discount		101,507	150,874			252,381
11% senior secured notes, net of discount				96,500		96,500
13% senior secured notes, net of discount			6,831			6,831
Term loan			667			667
Notes and leases payable, net of discount		38	1,735	1,771		3,544
Other accrued expenses		150		892		1,042
Total long-term liabilities		101,695	160,107	99,163		360,965
Total liabilities	1,038	108,919	190,463	111,337	(1,446)	410,311

MEMBER’S DEFICIT	(56,501)	(18,577)	(34,333)	(23,986)	76,896	(56,501)
TOTAL	$(55,463)	$90,342	$156,130	$87,351	$75,450	$353,810

CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2007
	Parent	Subsidiary	Subsidiary	Subsidiary Non-
	Co-Issuer -	Co-Issuer -	Guarantor -	Guarantor -	Consolidating
(in thousands)	PGL	DJL	EVD	DJW	Adjustments	Consolidated

REVENUES:
Casino		$10,283	$27,586	$19,451		$57,320
Racing			6,658			6,658
Video poker			1,057			1,057
Food and beverage		629	2,866	758		4,253
Affiliate management fee income		724			$(724)
Other		587	350	1,999		2,936
Less promotional allowances		(1,206)	(2,543)	(1,485)		(5,234)
Total net revenues		11,017	35,974	20,723	(724)	66,990

EXPENSES:
Casino		4,467	12,918	6,923		24,308
Racing			5,356			5,356
Video poker			863			863
Food and beverage		608	2,056	681		3,345
Other		65	75	1,837		1,977
Selling, general and administrative	$1,889	1,853	3,996	3,132	4,974	15,844
Depreciation and amortization	11	1,208	2,170	1,716		5,105
Pre-opening expense		23		137		160
Development expense		83	56			139
Affiliate management fees	113		1,235	793	(724)	1,417
Loss on disposal of assets		15	1			16
Corporate expense allocation		1,688	1,643	1,643	(4,974)
Total expenses	2,013	10,010	30,369	16,862	(724)	58,530

(LOSS) INCOME FROM OPERATIONS	(2,013)	1,007	5,605	3,861		8,460

OTHER INCOME (EXPENSE):
Interest income	258	87	73	158		576
Interest expense, net of amounts capitalized		(2,648)	(4,245)	(3,096)		(9,989)
Income from equity investment in subsidiaries	802				(802)
Total other expense	1,060	(2,561)	(4,172)	(2,938)	(802)	(9,413)
NET (LOSS) INCOME	$(953)	$(1,554)	$1,433	$923	$(802)	$(953)

	Three Months Ended June 30, 2006
(in thousands)	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - EVD	Subsidiary Non- Guarantor - DJW	Consolidating Adjustments	Consolidated
REVENUES:
Casino		$11,286	$26,745	$16,833		$54,864
Racing			6,530			6,530
Video poker			882			882
Food and beverage		641	2,742	711		4,094
Management fee income		665			$(665)
Other		583	314	1,998		2,895
Less promotional allowances		(1,222)	(2,433)	(1,063)		(4,718)
Total net revenues		11,953	34,780	18,479	(665)	64,547

EXPENSES:
Casino		4,800	13,060	5,309		23,169
Racing			5,481			5,481
Video poker			724			724
Food and beverage		612	1,983	662		3,257
Other		9	76	1,849		1,934
Selling, general and administrative	$682	2,197	4,155	2,968	1,772	11,774
Depreciation and amortization		973	3,577	1,078		5,628
Pre-opening expense				175		175
Development expense		42	20	44		106
Affiliate management fees	63		1,132	723	(665)	1,253
(Gain) loss on disposal of assets			(2)	76		74
Corporate expense allocation		658	557	557	(1,772)
Total expenses	745	9,291	30,763	13,441	(665)	53,575

(LOSS) INCOME FROM OPERATIONS	(745)	2,662	4,017	5,038		10,972

OTHER INCOME (EXPENSE):
Interest income		9	34	70		113
Interest expense, net of amounts capitalized		(2,265)	(4,565)	(1,239)		(8,069)
Interest expense related to preferred member’s interest, redeemable		(90)				(90)
Income from equity investment in subsidiaries	3,671				(3,671)
Total other expense	3,671	(2,346)	(4,531)	(1,169)	(3,671)	(8,046)
NET (LOSS) INCOME	$2,926	$316	$(514)	$3,869	$(3,671)	$2,926

	Six Months Ended June 30, 2007
	Parent	Subsidiary	Subsidiary	Subsidiary Non-
	Co-Issuer -	Co-Issuer -	Guarantor -	Guarantor -	Consolidating
(in thousands)	PGL	DJL	EVD	DJW	Adjustments	Consolidated

REVENUES:
Casino		$20,265	$54,901	$35,018		$110,184
Racing			10,120			10,120
Video poker			2,194			2,194
Food and beverage		1,210	5,153	1,309		7,672
Affiliate management fee income		1,345			$(1,345)
Other		1,252	813	3,234		5,299
Less promotional allowances		(2,364)	(5,171)	(2,605)		(10,140)
Total net revenues		21,708	68,010	36,956	(1,345)	125,329

EXPENSES:
Casino		8,993	25,387	12,267		46,647
Racing			8,273			8,273
Video poker			1,692			1,692
Food and beverage		1,195	3,728	1,146		6,069
Other		115	143	2,970		3,228
Selling, general and administrative	$2,629	3,776	8,090	5,861	6,509	26,865
Depreciation and amortization	22	2,387	4,641	3,004		10,054
Pre-opening expense		23	24	196		243
Development expense		1,716	68			1,784
Affiliate management fees	191		2,312	1,414	(1,345)	2,572
Loss on disposal of assets		76	21			97
Corporate expense allocation		2,257	2,126	2,126	(6,509)
Total expenses	2,842	20,538	56,505	28,984	(1,345)	107,524

(LOSS) INCOME FROM OPERATIONS	(2,842)	1,170	11,505	7,972		17,805

OTHER INCOME (EXPENSE):
Interest income	509	209	151	430		1,299
Interest expense, net of amounts capitalized		(5,282)	(8,454)	(5,875)		(19,611)
Income from equity investment in subsidiaries	1,826				(1,826)
Total other expense	2,335	(5,073)	(8,303)	(5,445)	(1,826)	(18,312)
NET (LOSS) INCOME	$(507)	$(3,903)	$3,202	$2,527	$(1,826)	$(507)

	Six Months Ended June 30, 2006
(in thousands)	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - EVD	Subsidiary Non- Guarantor - DJW	Consolidating Adjustments	Consolidated
REVENUES:
Casino		$23,348	$56,138	$16,833		$96,319
Racing			13,232			13,232
Video poker			1,621			1,621
Food and beverage		1,325	5,588	711		7,624
Management fee income		1,455			$(1,455)
Other		926	709	3,198		4,833
Less promotional allowances		(2,471)	(4,819)	(1,063)		(8,353)
Total net revenues		24,583	72,469	19,679	(1,455)	115,276

EXPENSES:
Casino		9,988	26,533	5,309		41,830
Racing			10,969			10,969
Video poker			1,247			1,247
Food and beverage		1,231	3,893	662		5,786
Other		16	146	2,996		3,158
Selling, general and administrative	$1,156	4,462	7,450	2,969	3,007	19,044
Depreciation and amortization		1,968	6,744	1,096		9,808
Pre-opening expense			19	855		874
Development expense		54	32	44		130
Affiliate management fees	140		2,506	843	(1,455)	2,034
Loss (gain) on disposal of assets		(25)	(7)	76		44
Corporate expense allocation		1,117	945	945	(3,007)
Total expenses	1,296	18,811	60,477	15,795	(1,455)	94,924

(LOSS) INCOME FROM OPERATIONS	(1,296)	5,772	11,992	3,884		20,352

OTHER INCOME (EXPENSE):
Interest income		26	66	224		316
Interest expense, net of amounts capitalized		(4,546)	(9,126)	(1,813)		(15,485)
Interest expense related to preferred member’s interest, redeemable		(180)				(180)
Income from equity investment in subsidiaries	6,299				(6,299)
Total other expense	6,299	(4,700)	(9,060)	(1,589)	(6,299)	(15,349)
NET INCOME	$5,003	$1,072	$2,932	$2,295	$(6,299)	$5,003

CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2007
(in thousands)	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - EVD	Subsidiary Non- Guarantor - DJW	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(507)	$(3,903)	$3,202	$2,527	$(1,826)	$(507)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	22	2,387	4,641	3,004		10,054
Provision for doubtful accounts		29				29
Amortization of deferred financing costs and debt discount		632	880	549		2,061
Non-cash equity based and other compensation	7,505					7,505
Corporate expense allocation	(6,509)	2,257	2,126	2,126
Loss on disposal of assets		76	21			97
Income from equity investment in subsidiaries	(1,826)				1,826
Changes in operating assets and liabilities:
Restricted cash — purse settlements			(1,255)			(1,255)
Receivables		12	(2,092)	241		(1,839)
Receivables from affiliates		(590)			590
Payables to affiliates			762	775	(590)	947
Inventories		(79)	(123)	(154)		(356)
Prepaid expenses and other assets	(38)	(976)	17	(13)		(1,010)
Accounts payable	8	(230)	3,517	(33)		3,262
Accrued expenses	88	594	1,350	874		2,906
Net cash flows from operating activities	(1,257)	209	13,046	9,896		21,894
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in cash value of life insurance	(121)					(121)
Proceeds from restricted cash				12,981		12,981
Business acquisition and licensing costs			(254)	(1,000)		(1,254)
Construction project development costs		(2,623)	(2,236)	(18,685)		(23,544)
Purchase of property and equipment	(4)	(688)	(1,544)	(1,543)		(3,779)
Proceeds from sale of property and equipment		22				22
Net cash flows from investing activities	(125)	(3,289)	(4,034)	(8,247)		(15,695)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs		(145)	(119)	(121)		(385)
Principal payments on debt		(672)	(2,694)	(1,748)		(5,114)
Member contributions (distributions)	1,893	(2,656)	(2,601)	(940)		(4,304)
Net cash flows from financing activities	1,893	(3,473)	(5,414)	(2,809)		(9,803)
NET INCREASE IN CASH AND CASH EQUIVALENTS	511	(6,553)	3,598	(1,160)		(3,604)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,999	13,069	8,889	13,964		56,921
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,510	$6,516	$12,487	$12,804	$	$53,317

	Six Months Ended June 30, 2006
(in thousands)	Parent Co-Issuer - PGL	Subsidiary Co-Issuer - DJL	Subsidiary Guarantor - EVD	Subsidiary Non- Guarantor - DJW	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,003	$1,072	$2,932	$2,295	$(6,299)	$5,003
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization		1,968	6,744	1,096		9,808
Provision for doubtful accounts		87				87
Amortization of deferred financing costs and debt discount		591	880	273		1,744
Non-cash equity based and other compensation	3,283					3,283
Corporate expense allocation	(3,007)	1,117	945	945
Loss (gain) on disposal of assets		(25)	(7)	76		44
Income from equity investment in subsidiaries	(6,299)				6,299
Changes in operating assets and liabilities:
Restricted cash-purse settlements			(1,596)			(1,596)
Receivables	(1)	(622)	(3,127)	(60)		(3,810)
Receivables from affiliates		5,675			(5,675)
Payables to affiliates	(91)		(5,567)	807	5,675	824
Inventories		(45)	(90)	(225)		(360)
Prepaid expenses and other assets	2	(1,016)	(37)	(81)		(1,132)
Accounts payable	(8)	(259)	2,821	339		2,893
Accrued expenses	50	(43)	145	2,383		2,535
Net cash flows from operating activities	(1,068)	8,500	4,043	7,848		19,323
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in cash value of life insurance	(208)					(208)
Proceeds from restricted cash				18,749		18,749
Business acquisition and licensing costs			(261)	(1,025)		(1,286)
Construction project development costs			(42)	(14,941)		(14,983)
Purchase of property and equipment		(1,085)	(2,919)	(859)		(4,863)
Proceeds from sale of property and equipment		31	5			36
Net cash flows from investing activities	(208)	(1,054)	(3,217)	1,924		(2,555)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs				(14)		(14)
Principal payments on debt		(658)	(2,690)	(677)		(4,025)
Proceeds from senior credit facilities		4,600	8,500	1,385		14,485
Payments on senior credit facilities		(10,200)	(7,000)	(1,385)		(18,585)
Member contributions (distributions)	1,263	(1,518)	(863)	(175)		(1,293)
Net cash flows from financing activities	1,263	(7,776)	(2,053)	(866)		(9,432)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13)	(330)	(1,227)	8,906		7,336
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	(52)	3,253	9,011	566		12,778
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$(65)	$2,923	$7,784	$9,472	$	$20,114

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report.

Forward Looking Statements

Some statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” or “anticipate” and other similar words. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. Although we believe that the plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved. Actual results may differ from projected results due to, but not limited to, unforeseen developments, including developments relating to the following:

•      the availability and adequacy of our cash flows to satisfy our obligations, including payment obligations under the Peninsula Gaming Notes, the DJW Notes, the PGL Credit Facility and the DJW Credit Facility and additional funds required to support capital improvements and development;

•      economic, competitive, demographic, business and other conditions in our local and regional markets;

•      changes or developments in the laws, regulations or taxes in the gaming and horse racing industry;

•      actions taken or omitted to be taken by third parties, including customers, suppliers, competitors, members and shareholders, as well as legislative, regulatory, judicial and other governmental authorities;

•      changes in business strategy, capital improvements, development plans, including those due to environmental remediation concerns, or changes in personnel or their compensation, including federal, state and local minimum wage requirements;

•      the loss of any license or permit, including the failure to obtain an unconditional renewal of a required gaming license on a timely basis;

•      the termination of our operating agreement with the DRA and/or the WCDA or the failure of the DRA and/or the WCDA to continue as our “qualified sponsoring organization;”

•      the loss of our riverboat casino or land-based facilities due to casualty, weather, mechanical failure or any extended or extraordinary maintenance or inspection that may be required;

•      the failure to complete our construction projects on time and within budget;

•      potential exposure to environmental liabilities, changes or developments in the laws, regulations or taxes in the gaming or horse racing industry or a decline in the public acceptance of gaming or horse racing and other unforeseen difficulties associated with a new venture;

•      adverse circumstances, changes, developments or events relating to or resulting from our ownership and control of DJL, EVD and DJW; and

•      other factors discussed in our other filings with the SEC.

Overview

We own and operate (i) the Diamond Jo riverboat casino in Dubuque, Iowa with 777 slot machines and 17 table games, (ii) the Evangeline Downs racino in Opelousas, Louisiana with 1,627 slot machines and a one-mile dirt horse racetrack and four OTBs located throughout south central Louisiana and (iii) the Diamond Jo Worth casino in Worth County, Iowa with 901 slot machines, 26 table games and 7 poker tables.

Results of Operations

Our results of operations discussed below include the consolidated results of operations of the Company, DJL, EVD and DJW for the three and six months ended June 30, 2007 and 2006.

Statement of Operations Data

INCOME(LOSS) FROM OPERATIONS:	Three Months Ended June 30,
(in thousands)	2007	2006
General corporate	$(6,987)	$(2,517)
Diamond Jo	1,971	2,655
Evangeline Downs	7,972	5,239
Diamond Jo Worth	5,504	5,595
Income from operations	$8,460	$10,972

	Diamond Jo Three Months Ended June 30,		Evangeline Downs Three Months Ended June 30,		Diamond Jo Worth Three Months Ended June 30,
(in thousands)	2007	2006	2007	2006	2007	2006
REVENUES:
Casino	$10,283	$11,286	$27,586	$26,745	$19,451	$16,833
Racing			6,658	6,530
Video poker			1,057	882
Food and beverage	629	641	2,866	2,742	758	711
Other	587	583	350	314	1,999	1,998
Less promotional allowances	(1,206)	(1,222)	(2,543)	(2,433)	(1,485)	(1,063)
Net revenues	10,293	11,288	35,974	34,780	20,723	18,479
EXPENSES:
Casino	4,467	4,800	12,918	13,060	6,923	5,309
Racing			5,356	5,481
Video poker			863	724
Food and beverage	608	612	2,056	1,983	681	662
Other	65	9	75	76	1,837	1,849
Selling, general and administrative	1,853	2,197	3,996	4,155	3,132	2,968
Depreciation and amortization	1,208	973	2,170	3,577	1,716	1,078
Pre-opening expense	23				137	175
Development expense	83	42	56	20		44
Loss (gain) on disposal of assets	15		1	(2)		76
Affiliate management fees			511	467	793	723
Total expenses	8,322	8,633	28,002	29,541	15,219	12,884
Income from operations	$1,971	$2,655	$7,972	$5,239	$5,504	$5,595

Three months ended June 30, 2007 compared to three months ended June 30, 2006

Net revenues increased $2.5 million, or 4%, to $67.0 million for the three months ended June 30, 2007 from $64.5 million for the three months ended June 30, 2006. This increase was primarily derived from an increase in net revenues of $2.2 million generated at DJW’s newly expanded casino and an increase in net revenues of $1.2 million at EVD partially offset by a $1.0 million decrease in net revenues at DJL.

EVD’s casino revenues increased by $0.8 million to $27.6 million for the three months ended June 30, 2007 from $26.8 million for the three months ended June 30, 2006 as EVD continues to sustain and cultivate the customer base resulting from the post hurricane Katrina and Rita surge in 2005.

DJL’s casino revenues decreased by $1.0 million to $10.3 million for the three months ended June 30, 2007 from $11.3 million for the three months ended June 30, 2006. We believe this decrease was primarily attributable to the increased competition in our primary market including the expansion of a local competitor’s facility which introduced video poker and table games in the first quarter of 2006 and the opening of a new land based casino approximately 110 miles southwest of Dubuque.  DJL’s slot revenue decreased to $9.6 million for the three months ended June 30, 2007 from $10.2 million for the three months ended June 30, 2006 and DJL’s table game revenue decreased 36% to $0.7 million for the three months ended June 30, 2007 compared to $1.1 million for the three months ended June 30, 2006 primarily due to a 21% decrease in table game drop coupled with a decrease in hold percentage.

DJW’s casino revenues increased by $2.7 million to $19.5 million for the three months ended June 30, 2007 from $16.8 million for the three months ended June 30, 2006 primarily due to the opening of the casino expansion project to the public in April 2007.  DJW’s slot revenue increased to $17.9 million for the three months ended June 30, 2007 from $15.2 million for the three months ended June 30, 2006.  In table games, DJW table game drop increased 11%  for the three months ended June 30, 2007 compared to the three months ended June 30, 2006; however, table game revenue remained substantially unchanged at $1.4 million due to a decrease in table game hold percentage over the same period in the prior year.  Poker revenue remained unchanged at $0.2 million for the three months ended June 30, 2007 and 2006.

Video poker revenues at EVD for the three months ended June 30, 2007 increased 22% to $1.1 million compared to $0.9 million for the three months ended June 30, 2006. The increase in video poker revenues is attributable to the addition of video poker at our new OTB in Eunice, Louisiana in April 2006.

Promotional allowances increased $0.5 million during the three months ended June 30, 2007 compared to the three months ended June 30, 2006 primarily related to an increase in promotional allowances at DJW of $0.4 million.  This increase in promotional allowances at DJW is attributable to an increase in patronage to the casino as well as an increase in the percentage of patrons utilizing DJW’s players club card from which patrons earn complimentary food, beverages and merchandise, direct mail offerings and other promotional items based on play.

Casino operating expenses increased $1.1 million to $24.3 million for the three months ended June 30, 2007 from $23.2 million for the three months ended June 30, 2006 due to an increase in casino operating expenses of $1.6 million at DJW.  This increase is primarily driven by an increase in labor costs associated with the casino expansion, including the addition of 11 table games, as well as an increase in gaming taxes associated with the increase in casino revenue.  This increase was partially offset by a decrease in casino operating expenses at DJL and EVD of $0.3 million and $0.2 million, respectively.

Consistent with our increase in video poker revenues, video poker expenses increased $0.2 million to $0.9 million for the three months ended June 30, 2007 from $0.7 million for the three months ended June 30, 2006.

Selling, general and administrative expenses increased $4.0 million to $15.8 million for the three months ended June 30, 2007 from $11.8 million for the three months ended June 30, 2006. This increase was due primarily to a $3.9 million increase in non-cash charges at PGL related to an increase in the estimated intrinsic value and the percentage vested of outstanding equity incentive units of PGP granted to certain executive officers of the Company in 2005.  In December 2006, the employment agreements of the executive officers to which PGP incentive units were granted were amended to move the obligations under the incentive unit plan from the Company to PGP.  As a result, the liability associated with these incentive units was assumed by PGP.  However, the related expense associated with the increase in the intrinsic value and percentage vested of the incentive units is allocated to the Company and such expense is reflected in the Company’s consolidated statement of operations.

Depreciation and amortization expenses decreased to $5.1 million for the three months ended June 30, 2007 from $5.6 million for the three months ended June 30, 2006 due primarily to a decrease in depreciation at EVD of approximately $1.4 million which is attributable to certain assets with a three year depreciable life becoming fully depreciated in December 2006, partially offset by an increase in depreciation expense at DJW related to depreciation of the value of buildings and equipment associated with the casino expansion which were placed into service in April 2007.

Affiliate management fees of $1.4 million and $1.3 million for the three months ended June 30, 2007 and 2006, respectively, relate to management fees paid or accrued to related parties under various management services and consulting agreements at EVD and DJW.

Interest income of approximately $0.6 million and $0.1 million for the three months ended June 30, 2007 and 2006 is primarily related to interest earned on cash deposits invested in interest bearing accounts.  Interest expense, net of amounts capitalized, increased $1.8 million to $10.0 million during the three months ended June 30, 2007 from $8.2 million for the three months ended June 30, 2006. This increase is primarily due to (i) an increase in interest of approximately $0.5 million related to the issuance of $20 million principal amount of DJW Notes in August 2006 and (ii) an increase in interest of approximately $1.0 million and $0.5 million related to the issuance of $36.5 million principal amount of DJW Notes and $22.0 million principal amount of Peninsula Gaming Notes, respectively, in December 2006.  Interest expense of approximately $0.2 million was capitalized as part of the casino development and other construction projects during the three months ended June 30, 2007.  Amounts capitalized during the three months ended June 30, 2006 were insignificant.

INCOME(LOSS) FROM OPERATIONS:	Six Months Ended June 30,
(in thousands)	2007	2006
General corporate	$(9,351)	$(4,303)
Diamond Jo	2,082	5,434
Evangeline Downs	14,976	14,392
Diamond Jo Worth	10,098	4,829
Income from operations	$17,805	$20,352

	Diamond Jo Six Months Ended June 30,		Evangeline Downs Six Months Ended June 30,		Diamond Jo Worth Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006	2007	2006
REVENUES:
Casino	$20,265	$23,348	$54,901	$56,138	$35,018	$16,833
Racing			10,120	13,232
Video poker			2,194	1,621
Food and beverage	1,210	1,325	5,153	5,588	1,309	711
Other	1,252	926	813	709	3,234	3,198
Less promotional allowances	(2,364)	(2,471)	(5,171)	(4,819)	(2,605)	(1,063)
Net revenues	20,363	23,128	68,010	72,469	36,956	19,679
EXPENSES:
Casino	8,993	9,988	25,387	26,533	12,267	5,309
Racing			8,273	10,969
Video poker			1,692	1,247
Food and beverage	1,195	1,231	3,728	3,893	1,146	662
Other	115	16	143	146	2,970	2,996
Selling, general and administrative	3,776	4,462	8,090	7,450	5,861	2,969
Depreciation and amortization	2,387	1,968	4,641	6,744	3,004	1,096
Pre-opening expense	23		24	19	196	855
Development expense	1,716	54	68	32		44
Loss (gain) on disposal of assets	76	(25)	21	(7)		76
Affiliate management fees			967	1,051	1,414	843
Total expenses	18,281	17,694	53,034	58,077	26,858	14,850
Income from operations	$2,082	$5,434	$14,976	$14,392	$10,098	$4,829

Six months ended June 30, 2007 compared to six months ended June 30, 2006

Net revenues increased $10.0 million, or 9%, to $125.3 million for the six months ended June 30, 2007 from $115.3 million for the six months ended June 30, 2006. This increase was primarily derived from an increase in net revenues at DJW of $17.3 million due to the opening of the casino in April 2006. This increase was partially offset by a decrease in net revenues at EVD of $4.5 million and a decrease in net revenues at DJL of $2.8 million.

The decrease in net revenue at EVD is due primarily to (i) a decrease in casino revenue and food and beverage revenue of $2.6 million in the first quarter of 2007 compared to the first quarter of 2006 primarily related to the effects of hurricanes Katrina and Rita which caused the temporary closure of some of EVD’s competitors in the fourth quarter of 2005 and for part of the first quarter of 2006 from which EVD realized an increase in traffic and revenue at its casino during the first quarter of 2006 and (ii) a decrease in racing revenues of $3.2 million in the first quarter of 2007 compared to the first quarter of 2006 related primarily to running an additional live meet in the quarter ended March 31, 2006 for another Louisiana racetrack which was damaged by Hurricane Rita in late 2005.  EVD increased net revenues during the second quarter of 2007 over the second quarter of 2006 by 3%.  EVD’s casino revenues decreased a net 2% during the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

DJL’s casino revenues decreased by $3.0 million to $20.3 million for the six months ended June 30, 2007 from $23.3 million for the six months ended June 30, 2006. We believe this decrease was primarily attributed to a local competitor’s expansion of its gaming facility by introducing video poker in February 2006 and table games in March 2006. In addition, a new casino facility located approximately 110 miles from DJL’s casino opened to the public on August 31, 2006 further increasing competition in the Eastern Iowa market.  DJL’s slot revenue decreased to $18.7 million for the six months ended June 30, 2007 from $20.7 million for the six months ended June 30, 2006 and DJL’s table game revenue decreased 42% to $1.5 million for the six months ended June 30, 2007 compared to $2.6 million for the six months ended June 30, 2006 primarily due to expansion of a competitor’s gaming facility as discussed above and a decrease in our table game hold percentage.

DJW’s casino revenues increased by $18.2 million to $35.0 million for the six months ended June 30, 2007 from $16.8 million for the six months ended June 30, 2006.  This increase is due primarily to the opening of the casino in April 2006 as well as increased revenue during the six months ended June 30, 2007 related to the opening of the casino expansion in April 2007.

Racing revenues at EVD for the six months ended June 30, 2007 were $10.1 million compared to $13.2 million for the six months ended June 30, 2006. This decrease is primarily driven by a decrease in revenue earned from live racing at the racino.  During the first quarter of 2006, EVD ran an additional live race meet for another Louisiana racetrack which was damaged by Hurricane Rita in late 2005. EVD did not run any live meets during the first quarter of 2007.

Video poker revenues at EVD for the six months ended June 30, 2007 increased 38% to $2.2 million compared to $1.6 million for the six months ended June 30, 2006. The increase in video poker revenues is attributable to the addition of video poker at our new OTB in Eunice, Louisiana in April 2006.

Food and beverage revenues and other revenues increased $0.5 million during the six months ended June 30, 2007 compared to the six months ended June 30, 2006 due primarily to an increase in other revenue at DJL of $0.3 million primarily related to the DRA’s contractual obligation under its operating agreement to pay DJL $0.33 for each $1.00 reduction in DJL’s adjusted gross gaming receipts.  Promotional allowances increased $1.8 million during the six months ended June 30, 2007 compared to the six months ended June 30, 2006 primarily related to promotional allowances at DJW related to the opening of the new casino as well as an increase in the percentage of patrons utilizing their player’s club card.

Casino operating expenses increased $4.8 million to $46.6 million for the six months ended June 30, 2007 from $41.8 million for the six months ended June 30, 2006 due to an increase in casino operating expenses of $7.0 million at DJW which consist primarily of gaming taxes and casino related payroll, partially offset by a decrease in casino operating expenses at DJL and EVD of $1.0 million and $1.2 million, respectively, which is primarily related to a decrease in gaming taxes and purse supplements associated with the decrease in casino revenues as discussed above.

Consistent with a decrease in racing revenues, racing expenses decreased $2.7 million to $8.3 million for the six months ended June 30, 2007 from $11.0 million for the six months ended June 30, 2006.

Consistent with an increase in video poker revenues as described above, video poker expenses increased $0.4 million to $1.7 million for the six months ended June 30, 2007 from $1.3 million for the six months ended June 30, 2006.

Selling, general and administrative expenses increased $7.9 million to $26.9 million for the six months ended June 30, 2007 from $19.0 million for the six months ended June 30, 2006. This increase was due to (i) a $4.2 million increase in non-cash charges at PGL related primarily to an increase in the estimated intrinsic value and the percentage vested of outstanding incentive units of PGP granted to certain executive officers of the Company, (ii) an increase in expenses of $2.9 million at DJW primarily related to the timing of opening of the casino in 2006 and (iii) an increase in expenses at EVD of $0.6 million primarily related to property insurance and sales and use taxes.

Depreciation and amortization expenses increased to $10.1 million for the six months ended June 30, 2007 from $9.8 million for the six months ended June 30, 2006 due primarily to depreciation of the value of buildings and equipment related to the opening of DJW’s casino in April 2006 and the expansion in April 2007 offset by a decrease in depreciation at

EVD of approximately $2.1 million which is attributable to certain assets with a three year depreciable life becoming fully depreciated in December 2006.

Pre-opening expenses of $0.2 million and $0.9 million for the six months ended June 30, 2007 and 2006, respectively, are attributed primarily to expenses incurred by DJW with respect to start-up activities surrounding the new casino development in Worth County, Iowa. In relation to its proposed new casino development, during the six months ended June 30, 2007, DJL expensed $1.4 million as development expense relating to certain of its obligations under an agreement entered into in September 2006 with the Dubuque County Historical Society and approximately $0.3 million of other costs associated with the development project.  Affiliate management fees of $2.6 million and $2.0 million for the six months ended June 30, 2007 and 2006, respectively, relate to management fees paid or accrued to related parties under various management services and consulting agreements at EVD and DJW and increased primarily due to the increased income from operations at DJW.

Interest income of approximately $1.3 million and $ 0.3 million for the six months ended June 30, 2007 and 2006, respectively, is primarily related to interest earned on cash deposits invested in interest bearing accounts.  Interest expense, net of amounts capitalized, increased $3.9 million to $19.6 million during the six months ended June 30, 2007 from $15.7 million for the six months ended June 30, 2006. This increase is primarily due to (i) an increase in interest of approximately $1.1 million related to the issuance of $20 million principal amount of DJW Notes in August 2006 and (ii) an increase in interest of approximately $2.0 million and $1.0 million related to the issuance of $36.5 million principal amount of DJW Notes and $22.0 million principal amount of Peninsula Gaming Notes, respectively, in December 2006.  Interest expense of approximately $0.6 million and $0.7 million was capitalized as part of the casino development and other construction projects during the six months ended June 30, 2007 and 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating, Investing and Financing Activities

Our cash balance decreased $3.6 million to $53.3 million at June 30, 2007 from $56.9 million at December 31, 2006.

Cash flows from operating activities were $21.9 million during the six months ended June 30, 2007, an increase of $2.6 million when compared to $19.3 million during the six months ended June 30, 2006. The increase is primarily due to improved collection of receivables from other tracks related at EVD.  In addition, in accordance with legislation passed in Iowa in 2004, all excursion gambling boat licensees, including DJL, were subject to a one time assessment in an amount based on the licensee’s adjusted gross receipts to be deposited into the Rebuild Iowa Infrastructure Fund. In 2006, DJL paid $1.1 million related to this assessment.  No such assessment was required to be paid in 2007.

Cash flows used in investing activities during the six months ended June 30, 2007 was $15.7 million consisting of cash outflows of (i) payments of approximately $18.7 million, $2.6 million and $2.2 million for construction and other development costs associated with the casino expansion project at DJW, the casino development project at DJL and the hotel and event center and OTB development projects at EVD, respectively, and (ii) net cash outflows of approximately $3.8 million for capital expenditures mainly related to the acquisition of slot machines and slot machine conversions and general maintenance capital expenditures at DJL, EVD and DJW and (iii) business acquisition and licensing costs of $1.3 million primarily related to DJW’s license agreement with the State of Iowa requiring a $1.0 million payment in May 2007.  These cash outflows were partially offset by a decrease in our restricted cash balance designated for construction and other development costs associated with DJW’s expansion project of $13.0 million.

Cash flows used in financing activities during the six months ended June 30, 2007 of $9.8 million reflects payments on debt of $5.1 million, member distributions of $4.3 million and deferred financing costs of $0.4 million.

As of June 30, 2007, the Company had no outstanding advances under the revolver portion and $2.7 million outstanding under the term loan portion of the PGL Credit Facility and outstanding letters of credit of approximately $1.0 million. In addition, as of June 30, 2007, DJW had no outstanding balances under the DJW Credit Facility and outstanding letters of credit of approximately $0.7 million.

Financing Activities

Our financing activities will have several important effects on our future operations and are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report

on Form 10-K for the year ended December 31, 2006. There have been no significant changes to the Company’s financing activities during the six months ended June 30, 2007.

Development

In February 2007, DJL entered into the Port of Dubuque Public Parking Facility Development Agreement (“Development Agreement”) with the City of Dubuque, Iowa (“City”) regarding, among other things, the design, development, construction and financing of a public parking facility to be located adjacent to DJL’s proposed casino development. The total development cost of the parking facility is estimated to be approximately $23 million. It is anticipated that the City of Dubuque will hire a third party to construct the parking facility.  Under the terms of the Development Agreement, the parking facility will be completed in phases with a required completion date of the first phase, consisting of the first three levels of the north section of the facility, of August 12, 2008 and the required completion date for the second phase, consisting of the fourth level of the north section and all of the south section, of November 11, 2008.  The parking facility, which will be owned by the City, will provide free parking to the general public and contain approximately 1,130 parking spaces.  As a condition of the Development Agreement, DJL will enter into a minimum assessment agreement with the City in which both parties agree to establish a minimum market value for the DJL casino project on which DJL will be assessed property taxes, commencing on substantial completion of the project and ending when revenue bonds to be issued by the City to finance construction of the facility are repaid.  The minimum assessment agreement will also require DJL to pay additional assessments to the extent the assessed property taxes are not sufficient to enable the City to repay the principal and interest on such bonds.  DJL’s payment obligations under the minimum assessment agreement will be guaranteed by the Company.  The Development Agreement also calls for (i) a minimum initial investment of $6.4 million to be used by the City toward the cost of designing and constructing the public parking facility, (ii) the payment by DJL for the reasonable and necessary actual operating costs incurred by the City for the operation, security, repair and maintenance of the public parking facility and (iii) the payment by DJL to the City of $80 per parking space in the public parking facility per year which funds will be used by the City for capital expenditures necessary to maintain the public parking facility.

In June 2007, DJL broke ground on its proposed new $78 million land-based casino to be located in the Port of Dubuque in close proximity to its current riverboat facility.  The casino is expected to include approximately 1,000 slot machines, 17 table games, a five table poker room, a 30 lane bowling center and four dining outlets.  The project is expected to be completed in the fall of 2008.

EVD is currently evaluating its options regarding the proposed development and construction of a hotel and event center contiguous to its racino.

General

In addition to our cash on hand, we currently have the following sources of funds for our business: (i) cash flows from operations, (ii) available borrowings under the PGL Credit Facility and (iii) available borrowings under the DJW Credit Facility. The available borrowing amount at June 30, 2007, after reductions for amounts borrowed and letters of credit outstanding under the PGL Credit Facility and the DJW Credit Facility was $49.0 million and $4.3 million, respectively. Contractual restrictions and other provisions contained in the agreements governing our consolidated indebtedness, including our senior credit facilities and the indentures governing the Peninsula Gaming Notes and the DJW Notes, limit or restrict our ability to use the funds available to us at each of our gaming properties.

We expect our capital expenditures for the next twelve months, excluding any amounts related to the current expansion of DJW’s gaming facility in Worth County, Iowa and any amounts related to the casino development at DJL and the proposed hotel and event center development at EVD, to be approximately $10.2 million. Capital expenditures for the next twelve months related to the expansion of our current gaming facility in Worth County, Iowa are expected to be approximately $3.3 million.  In addition, capital expenditures for the next twelve months related to development of the new DJL casino are expected to be approximately $55.5 million. Our debt maturities for the next twelve months are expected to be approximately $7.9 million. The Company plans to finance these developments with: (i) cash on hand of $53.3 million at June 30, 2007, (ii) cash generated from operations, (iii) available borrowings under the PGL Credit Facility and DJW Credit Facility and (iv) available vendor and equipment financing. There can be no assurances that such projects will be completed in the estimated time frames or at the estimated costs.

Based on our cash on hand, expected cash flows from operations and our available sources of financing, we believe we will have adequate liquidity to satisfy our current operating needs at each of our gaming properties and to service our outstanding indebtedness for the next twelve months.

Our level of indebtedness will have several important effects on our future operations including, but not limited to,

the following: (i) a significant portion of our cash flow from operations will be required to pay interest on our indebtedness and the indebtedness of our subsidiaries; (ii) the financial covenants contained in the agreements governing such indebtedness will require us and/or our subsidiaries to meet certain financial tests and may limit our respective abilities to borrow additional funds or to transfer or dispose of assets; (iii) our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired; and (iv) our ability to adapt to changes in the gaming or horse racing industries which affect the markets in which we operate could be limited.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We periodically evaluate our policies and the estimates and assumptions related to these policies. All of our subsidiary companies operate in a highly regulated industry. In our Iowa and Louisiana operations, we are subject to regulations that describe and regulate operating and internal control procedures. The majority of our casino revenue is in the form of cash, personal checks or credit cards, which by their nature do not require complex estimates. We estimate the useful lives for our depreciable assets. We also estimate certain liabilities including our slot club and coupon liabilities and self-insured medical and workers compensation liabilities. We believe that these estimates are reasonable based on our past experience with the business and based upon our assumptions related to possible outcomes in the future. Future actual results will likely differ from these estimates.

Understanding our critical accounting policies and related risks is important in evaluating our financial condition and results of operations. The critical accounting policies used in preparation of the Company’s financial statements involve a significant use of management judgment on matters that are inherently uncertain and are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. If actual results differ significantly from management’s estimates, there could be a material effect on our financial condition, results of operations and cash flows. Management regularly discusses the identification and development of these critical accounting policies with the Audit Committee of the Board of Managers. There have been no significant changes to the Company’s critical accounting policies during the six months ended June 30, 2007.

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

We are exposed to interest rate risk due to changes in interest rates with respect to our long-term variable interest rate debt borrowing under the PGL Credit Facility and DJW Credit Facility. As of June 30, 2007, the Company had $2.7 million in outstanding borrowings under the PGL Credit Facility and DJW Credit Facility, including borrowings under the term loan portion of the PGL Credit Facility that have variable interest rates. We have estimated our market risk exposure using sensitivity analysis. We have defined our market risk exposure as the potential loss in future earnings and cash flows with respect to interest rate exposure of our market risk sensitive instruments assuming a hypothetical increase in market rates of interest of 100 basis points. Assuming we borrow the maximum amount allowed under the PGL Credit Facility and DJW Credit Facility (currently an aggregate amount of $57.7 million) and if market rates of interest on our variable rate debt increase by 100 basis points, the estimated additional annual interest expense would be approximately $0.6 million.

We are also exposed to fair value risk due to changes in interest rates with respect to our long-term fixed interest rate debt borrowings. Our fixed rate debt instruments are not generally affected by a change in the market rates of interest, and therefore, such changes generally do not have an impact on future earnings. However, future earnings and cash flows may be impacted by changes in interest rates related to indebtedness incurred to fund repayments as such fixed rate debt matures. The following table contains information relating to our fixed and variable rate debt borrowings as of June 30, 2007 (dollars in millions):

Description	Maturity	Interest Rate		Carrying Value	Fair Value
8 ¾% senior secured notes	April 15, 2012	8¾	%	$252.6	$255.0	*
13% senior notes with contingent interest	March 1, 2010	13%		6.8	6.9	*
11% senior secured notes	April 15, 2012	11%		96.0	96.5	*
Term loan	June 16, 2008	10¾	%	2.7	2.7
Notes payable, capital lease obligations and other debt instruments	2007 - 2011	7 ¼% - 8¾	%	9.3	9.6

*       Represents fair value as of June 30, 2007 based on information provided by an independent investment banking firm.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.   We maintain disclosure controls and procedures (as defined in Rule 13a-l 5(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s disclosure control objectives. Under the supervision and with the participation of our management, we evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.

Internal Control Over Financial Reporting.   There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting during our second quarter.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In October 2003, EVD filed a Petition for Declaratory Judgment in St. Landry Parish, Louisiana, naming as opposing parties the Secretary of the Department of Revenue and Taxation for the State of Louisiana (the “Department”), the St. Landry Parish School Board and the City of Opelousas. EVD seeks a judgment declaring that sales taxes are not due to the defendants on purchases made by EVD and its contractors in connection with the construction and furnishing of the Evangeline Downs Racetrack and Casino, which was constructed in St. Landry Parish in 2003-2004. EVD’s action is based on Louisiana statutory law which provides that racetracks are not required to pay taxes and fees other than those provided in the racing statutes, and that taxes and fees provided in the racing statutes are in lieu of, among other things, all state and local sales taxes. The St. Landry Parish School Board and the City of Opelousas have questioned the application of the racing statutes to the construction and furnishing of the casino portion of the facility, thereby leading to the filing of this action. The Department has now taken the same position.

EVD filed a motion for summary judgment, which was scheduled for hearing in July 2005. The defendants filed responses, generally arguing that the exemption under the racing statutes should not extend to the purchase of goods, materials and services which were unrelated to horse racing. Prior to the hearing, it was discovered by EVD that EVD’s contractor (and the contractor’s subcontractors) had paid sales taxes on many purchases related to the construction of the new racetrack and casino, and that EVD, in its payments to the contractor, had reimbursed the contractor for such sales taxes. In light of this discovery, the parties agreed to continue indefinitely the hearing on the motion for summary judgment so that EVD could prepare and file a refund claim for the taxes paid by EVD’s contractor and the contractor’s subcontractors.

In November and December 2005, EVD filed refund claims totaling $0.6 million. EVD has not recorded the refund claims due to uncertainty as to the outcome of the matter. Neither the Department nor the St. Landry Parish School Board ruled on EVD’s refund claims within one year of filing those claims resulting in those claims being deemed denied under Louisiana law.  EVD has formally appealed the denial of these refund claims.  The Department has not yet responded to the appeal.  St. Landry Parish has answered the appeal by generally denying EVD’s right to recover the taxes.

In October 2006, the Department notified EVD that additional taxes and interest totaling approximately $0.4 million were due for the period January 1, 2002 through December 31, 2004.  In November 2006, EVD formally protested the additional proposed tax assessment with the Department; the protest was denied by the Department.  Accordingly, EVD accrued and paid the additional taxes of approximately $0.4 million, but, in accordance with Louisiana law, these taxes were paid under protest.  In December 2006, and in accordance with Louisiana law, EVD filed suit in East Baton Rouge Parish, Louisiana against the Department for recovery of these taxes paid under protest.  The Department has answered this suit by generally denying EVD’s right to recover the taxes paid under protest.  This litigation is in its early stages.  In addition, during 2006, the Company accrued an additional $1.1 million related to state sales taxes that the Company may be required to pay for the years 2005 and 2006 and for local parish and city taxes for the years 2002 through 2006.  Of the total sales tax amount recorded, approximately $0.7 million and $0.4 million was recorded in general and administrative expense and interest expense, respectively, in the consolidated statement of operations for 2006. The remaining balance, totaling approximately $0.4 million, was capitalized in fixed assets. EVD also accrued another $0.1 million and $0.3 million classified as general and administrative expense for the three and six months ended June 30, 2007, respectively, for ongoing operating purchases. EVD has accrued management’s best estimate of all sales taxes that would be required to be paid for non-racetrack facilities and ongoing operating purchases as of June 30, 2007.

In October 2005, EVD filed a request to arbitrate certain claims against the general contractor of its racino relating to improper construction of the horse racetrack at the racino. EVD is pursuing a claim for damages of approximately $7.1 million against the general contractor to recoup its track reconstruction costs and other related damages. The contractor has filed a counterclaim for unpaid billings. EVD believes it is too early to predict the outcome of the arbitration and, accordingly, has not recorded any damage claim as an asset.  If the contractor obtains a favorable ruling in the arbitration, EVD may be required to pay up to $1.6 million in unpaid construction retainage and bonuses, which amount has been accrued on the Company’s consolidated balance sheet as of June 30, 2007.

Other than as described above, neither the Company nor its subsidiaries are parties to any pending legal proceedings other than litigation arising in the normal course of business. Management does not believe that adverse determinations in any or all such other litigation would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS FOR A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)   Exhibits

Exhibit Number	Description
10.1*	Port of Dubuque Public Parking Agreement, dated as of February 5, 2007, by and between the City of Dubuque, Iowa and Diamond Jo, LLC.

10.2	First Amendment to Port of Dubuque Public Parking Facility Development Agreement, dated as of February 5, 2007, by and between the City of Dubuque, Iowa and Diamond Jo, LLC.

10.3	Second Amendment to Port of Dubuque Public Parking Facility Development Agreement, dated as of August 6, 2007, by and between the City of Dubuque, Iowa and Diamond Jo, LLC.

31.1	Certification of M. Brent Stevens, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 15d-l4 of the Securities Exchange Act, as amended.

31.2	Certification of Natalie A. Schramm, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 15d-14 of the Securities Exchange Act, as amended.

* Replaces Exhibit 10.2 of Peninsula Gaming, LLC’s Form 10-Q for the period ending March 31, 2007, filed on May 15, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dubuque, State of Iowa on August 14, 2007.

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